Form 10QSB
period 1996-05-31
ENVIRONMENTAL PLUS INC /TX/
filed 1996-08-13
CIK 759401

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number: 0-13041

                        ENVIRONMENTAL PLUS, INCORPORATED
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                 (formerly Kinlaw Energy Partners Corporation)

          TEXAS                                        75-1939021
- --------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

2995 LBJ FREEWAY, SUITE 200, DALLAS TEXAS                75234
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (214) 481-1211
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

    Kinlaw Energy Partners Corporation, 5853 Kensington, Plano, Texas 75093
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [ X ]           No       [   ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

                38,760,285 SHARES OF COMMON STOCK, NO PAR VALUE
- --------------------------------------------------------------------------------
   (The number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date)

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements:





                        ENVIRONMENTAL PLUS, INCORPORATED
                    F/K/A KINLAW ENERGY PARTNERS CORPORATION


                              FINANCIAL STATEMENTS

                                  MAY 31, 1996

                        ENVIRONMENTAL PLUS, INCORPORATED
                    F/K/A KINLAW ENERGY PARTNERS CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                  May 31, 1996
                                                  (unaudited)                       August 31, 1995
                                                 ------------                       ---------------
 Cash                                            $          -                         $           -
                                                 ============                         =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:

          Accounts payable, trade                $      3,753                         $      10,336

          Accrued liabilities                           3,082                                 5,023
                                                 ------------                         -------------
                                                        6,835                                15,359



 Stockholders' deficit:

          Common stock                                 37,736                                37,735
          Capital in excess of par                    550,755                               543,256
          value

          Deficit                                    (595,326)                             (595,929)
                                                 ------------                         -------------

          Total Deficit                                (6,835)                              (14,938)
                                                 ------------                         -------------

                        ENVIRONMENTAL PLUS, INCORPORATED
                    F/K/A KINLAW ENERGY PARTNERS CORPORATION

                            STATEMENT OF CASH FLOWS


                                                                           Nine Months Ended
                                                              ---------------------------------------------
                                                              May 31, 1996                     May 31, 1995
                                                              ------------                     ------------
 Cash flows from operating activities

          Net income (loss)                                    $       603                      $  (36,463)
          Noncash revenues and expenses included in
          net income (loss)

          Depreciation, depletion and amortization                       -                           1,695

          Net increase in accounts payable and accrued              (8,524)                         (1,550)
                                                               -----------                      ----------
          liabilities
 Cash used by operating activities                                  (7,921)                        (36,318)

 Cash flows from financing activities:                               7,500                               -
                                                               -----------                      ----------
          Proceeds from issuance of common stock

 Net increase (decrease) in cash                                      (421)                        (36,318)

 Cash at beginning of period                                           421                          36,888
                                                               -----------                      ----------
 Cash at end of period                                         $         -                      $      570
                                                               -----------                      ----------

                        ENVIRONMENTAL PLUS, INCORPORATED
                    F/K/A KINLAW ENERGY PARTNERS CORPORATION

                            STATEMENT OF OPERATIONS


                                                                           Nine Months Ended

                                                             May 31, 1996                     May 31, 1995
                                                             ------------                     ------------
 Revenue                                                     $          -                     $    135,430

 Operating expenses:
          Depreciation, depletion and amortization                                                   1,695

          Salary and benefits                                                                      158,577

          General and administrative expenses                        4,000                          11,621
                                                             -------------                    ------------
          Total operating expenses                                   4,000                         171,893

          OPERATING INCOME (LOSS)                                   (4,000)                        (36,463)

 Other income                                                        4,603                               -

          INCOME (LOSS) BEFORE FEDERAL INCOME TAX                      603                         (36,463)
 Provision for federal income taxes                                      -                               -

          NET INCOME (LOSS)                                  $         603                    $    (36,463)
                                                             -------------                    ------------

          INCOME (LOSS) PER SHARE                            $           -                    $          -
                                                             =============                    ============
          WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            38,247,785                      37,735,285
                                                             =============                    ============

                        ENVIRONMENTAL PLUS, INCORPORATED
                    F/K/A KINLAW ENERGY PARTNERS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (MAY 31, 1996)
                                  (UNAUDITED)

1.       Statement by Management Concerning Interim Financial Information
         The financial information for May 31, 1996 included herein is unaudited and does not include all information and footnotes required by generally accepted accounting principles for complete financial statements; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to a fair statement of the results for the interim period. It is suggested, however, that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's August 31, 1995 Annual Report on Form 10-K.

Item 2.  Management's Discussion and Analysis or Plan of Operation:

GENERAL

         Effective June, 1995, the Company ceased operations when the sole recipient of its consulting services ceased business.

         Further analysis of the Company's operating results are not material to an understanding of the Company's business due to its cessation of business and change of management.

         In November 1995, the Company's majority stockholder sold its shares comprising 90.1% of the issued and outstanding common stock of the Company to Environmental Plus Incorporated, which subsequently changed its name to JD- GD. Effective March 12, 1996, Messrs. George Davis and J. D. Davenport were elected as directors of the Company to fill existing vacancies. Additionally, on March 12, 1996, the directors elected Mr. Davis as President, Secretary and Treasurer of the Company, Mr. J. D. Davenport as Vice President and Mr. Jim Harris as Vice President and Chief Financial Officer. On April 24, 1996, Mr. Harris resigned as a director of the Company.

         On May 23, 1996, at a duly convened Special Meeting of Shareholders of the Company, the shareholders voted to amend the Company's Articles of Incorporation to (1) change the name of the Company to Environmental Plus, Inc., and (2) to authorize the issuance of preferred stock which may be issuable at such times and in such amounts and containing such rights, preferences and designations which the Board of Directors may determine from time to time. Additionally, the shareholders elected Mr. J. D. Davenport, Mr. George Davis and Mr. Charles I. White as directors of the Company. Effective July 11, 1996, the Company changed its name from Kinlaw Energy Partners Corporation to "Environmental Plus, Inc." In addition, on or about July 22, 1996, the Company's trading symbol on the NASDAQ OTC Bulletin Board was changed to "ENVP."

         On May 23, 1996, the Board of Directors elected J. D. Davenport President of the Company, George Davis Chairman, Secretary and Treasurer of the Company, and Charles I. White Vice President of the Company. The directors were also authorized to interview prospective certified public accountant auditors to perform all required auditing, tax and audit work for the 1996 fiscal year. Additionally, on May 23, 1996, the directors voted to form a subsidiary for the Company under the name of Gulf Coast Towers, Inc.

         On July 22, 1996, by consent of the Board of Directors without a meeting, the Company engaged BDO Seidman as the new independent auditors for the Company on a consolidated basis.

         The Company has no material commitments for capital expenditures as of the end of its latest fiscal period. Moreover, the Company has no known source for capital resources at the present time. The Company intends to continue its efforts to engage in a merger or acquisition with another company. As of its latest fiscal period, no merger, acquisition or business combination had been finalized.

         Effective July 1996, the Company acquired substantially all the assets of Gulf Coast Cooling Tower Service, Inc. ("Gulf Coast") from the Company's director and Secretary, George Davis. Mr. Davis abstained from voting as a director of the Company in the transaction. The value of the assets according to the agreement between the parties is approximately $574,000. The acquisition resulted in the continuation of the business underlying the assets (through the Company's subsidiary, Gulf Coast Towers, Inc.), which is the construction and repair of industrial cooling towers primarily in Texas, Louisiana and Arkansas for electric utility companies, and related consulting services.

         The purchase price for the assets was 574,000 shares of the Company's subsidiary's preferred stock, par value $1.00 per share, convertible on a one-for-one basis into the Company's common stock.

         The audited financial statements of Gulf Coast reflect, as of December 31, 1995, total assets of approximately $625,000, stockholders' equity of approximately $500,000, sales of $261,267 with a gross profit of $52,697 and a net loss before income taxes of ($36,973). As of May 31, 1996, unaudited statements of Gulf Coast reflect total assets of approximately $589,000, stockholders' equity of approximately $436,000, sales of $28,100 with a gross loss of ($11,152) and a net loss before income taxes of ($35,776).

         The Company has no material commitments for capital expenditures as of the end of its latest fiscal period.


                                   PART II

         No "other" information required.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       ENVIRONMENTAL PLUS, INCORPORATED



August 6, 1996
                        /s/ J. D. DAVENPORT
                       -----------------------------------
                       J. D. Davenport, President

                                EXHIBIT INDEX


Exhibit                  Description
- -------                  -----------

  27                     Financial Data Schedule