Form 10-K405
period 1996-08-31
ENVIRONMENTAL PLUS INC /TX/
filed 1997-03-03
CIK 759401

FORM 10-KSB

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  August 31, 1996

[   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-13041

                         ENVIRONMENTAL PLUS, INCORPORATED
                   (formerly Kinlaw Energy Partners Corporation)
         -----------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


      TEXAS                                              75-1939021
---------------                                    -------------------
(State or other                                       (IRS Employer
jurisdiction of                                    Identification No.)
 incorporation
or organization)

   ROUTE 1, BOX 41, OVERTON, TEXAS                        75684
---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)


Issuer's telephone number:  (903) 834-6965


                        Securities registered pursuant to
                        Section 12(b) of the Exchange Act:

                                       None.

                        Securities registered pursuant to
                        Section 12(g) of the Exchange Act:

                                   Common Stock
                                 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                  Yes [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                  [X]

State issuer's revenues for its most recent fiscal year. $129,770.

The number of shares outstanding of common stock as of December 31, 1996 was 40,371,873. There was no published market value for the registrant's stock during the last fiscal year.

                        DOCUMENTS INCORPORATED BY REFERENCE

      Exhibits under Part IV are incorporated by reference to exhibits of the registrant's Form 10 Registration Statement and its Form 10-K for fiscal years ended August 31, 1988 through 1995 and Registrant's Forms 10-Q for the first 3 quarters of fiscal 1996.

                         ENVIRONMENTAL PLUS, INCORPORATED
                                    FORM 10-KSB

                                   ANNUAL REPORT
                     FOR THE FISCAL YEAR ENDED AUGUST 31, 1996

                                      PART I

ITEM 1.      BUSINESS

      Environmental Plus, Inc. (the "Company"), is in the business of construction and repair of industrial cooling towers, primarily in Texas, Louisiana and Arkansas, for electric utility companies; and the marketing of a fire retardant foam as a fire fighting device for industrial use. These activities are the result of two significant acquisitions during 1996.

      Prior to the acquisition of substantially all of the shares of the Company by Environmental Plus, Incorporated during the fiscal year 1996, the Company operated as Kinlaw Energy Partners Corporation ("KEPC"), a Texas corporation, which was formed in December 1983. Prior to August 31, 1987, the Company's operation consisted primarily of investments in oil and gas partnerships and joint ventures and the acquiring of interests in producing oil and gas properties located in the continental United States. During the year ended August 31, 1987, substantially all of KEPC's assets, including its oil and gas properties, were assigned to certain shareholders and creditors in satisfaction of that indebtedness.

      During the year ended August 31, 1992, the Company began providing management services to Kinlaw Oil Corporation ("KOC"). All funding requirements of the Company had been made through advances from either the majority shareholder of the Company or KOC.

      On or about June or July 1995, KOC ceased operations; thereby eliminating the Company's sole source of revenue. As a result, the Company terminated the employment of its employees.

      In November 1995, the Company's majority shareholder sold its shares comprising 90.01% of the issued and outstanding common stock of the Company to Environmental Plus Incorporated, which subsequently changed its name to GD-JD, Inc. Effective March 12, 1996, Messrs. George Davis and J.D. Davenport, the new majority shareholders of the Company were elected as Directors of the Company to fill existing vacancies. In April 1996, Mr. James Harris, the only remaining KEPC Director resigned. On May 23, 1996, the Board of Directors elected J.D. Davenport as President of the Company, George Davis as Chairman of the Board of Directors, Secretary and Treasurer of the Company and Charles I. White as Vice President as well as a Director of the Company. The Directors were also authorized to interview certified public accounting firms to perform all required auditing, tax and audit work for the 1996 fiscal year. Additionally, on May 23, 1996, the Directors voted to form a subsidiary of the Company under the name of Gulf Coast Towers, Inc.

      On June 1, 1996, the Company acquired 100% of the issued and outstanding common stock of FireZap, Inc. ("FZI"), a Texas corporation. The consideration for the stock of FZI included 450,000 shares of the Company's Series A Convertible Preferred Stock ($1.00 par value). The purchase agreement between the Company and FZI also provides for certain contingent payments of an additional 450,000 shares of the Company's Series A Convertible Preferred Stock ($1.00 par value) if FZI has net revenues for the 12 months ending June 1, 1997 of $900,000.00 or greater. The acquisition resulted in FZI becoming a wholly owned subsidiary of the Company. The Company's Series A Convertible Preferred Stock is convertible on a share for share basis into common stock. FZI is in the business of marketing a fire retarding foam as a fire fighting device for industrial use. FZI, a Texas corporation, was incorporated in January 1996. It was founded for the purpose of marketing products produced by Fire Response Systems International, Inc. of Houston, Texas. These products are known as Aqueous Film Forming Foam ("AFFF") and are used by fire fighters in cities, forests, agriculture, aviation, maritime and other fire fighting application. Three basic products are offered to FZI's customers, two of which are sold under the name of Fire Away and Fire Choke and are designed to quench or choke the fire by cutting off the oxygen. The Fire Quench product market by the Company is produced by the Texas Department of Corrections and may only be sold to tax supported entities. Like the other two products, it is biodegradable and noncorrosive. FZI has the exclusive right to market these products in the United States.

      FZI currently has three major competitors in the market. However, FZI believes that it has a price advantage as well as current approval on environmental impact. FZI also believes that its products meet the current guidelines of the Department of Defense, the Environmental Protection Agency and the General Service Administration.

      Factory capacity is more than adequate to supply all the product needed. Each of the producers are able to expand on very short notice. All prices on the products are F.O.B., but FZI has favorable rates with various freight lines. Additionally, significant inventory can be achieved at no cost on Fire Quench since the Texas Department of Corrections will ship the product on consignment, with billing occurring when the products are used.

      Effective July, 1996, the Company acquired substantially all of the assets of Gulf Coast Cooling Tower Services, Inc. ("GCCTS") from the Company's Director and Secretary, George Davis. The value of the assets acquired by the Company from GCCTS was $599,000 for which the Company paid 599,000 shares of the Company's Series A Convertible Preferred Stock. ($1.00 par value) The acquisition resulted in the continuation of the business underlying the assets (through the Company's subsidiary Gulf Coast Towers, Inc.), which is construction repair of industrial cooling towers primarily in Texas, Louisiana and Arkansas for electric utility companies and related consulting services.

      Gulf Coast Towers, Inc., a wholly owned subsidiary of the Company ("GCT"), which operates the business of GCCTS and is located in Overton, Texas. It is in the business of constructing and repairing industrial cooling towers primarily in Texas and Arkansas. Its customers are generally in utility, petro chemical and oil refining industries.

      The Company has six (6) full time employees.

ITEM 2.      PROPERTIES

      The principal office of the Company is in Overton, Texas. FZI currently has established a temporary office at 3445 Highland Road in Dallas, Texas and is currently being provided warehouse space at no cost. The Company obtained property at 701 Industrial Blvd in Borger, Texas which consists of 3.98 acres with a warehouse and three (3) offices, and a warehouse and offices at 2227 Lake Road in La Marque, Texas when it purchased the assets of GCCTS. The current facilities are suitable and adequate to meet the Company's needs.

ITEM 3.      LEGAL PROCEEDINGS

      The Company is not involved in any material legal proceedings.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 23, 1996, at a duly convened special meeting of the Shareholders of the Company, the shareholders voted to amend the Company's Articles of Incorporation to 1) change the name of the Company, and 2) to authorize the issuance of Series A Convertible Preferred Stock, $1.00 par value to be issued at such times and in such amounts and containing such rights, preferences and designations as the Board of Directors may determine from time to time.

      Additionally, at the special meeting of Shareholders held on May 23, 1996, the Shareholders elected Mr. J.D. Davenport, Mr.
George Davis and Mr. Charles I. White to serve as directors of the Company.

      With respect to the Shareholders vote regarding the change of the name of the Company to Environmental Plus, Inc. of the 37,775,108 shares entitled to vote at the meeting, 34,569,246 shares voted for the proposal, 0 shares voted against, and 3,205,862 were withheld.

      With respect to the proposal to authorize the issuance of Series A Convertible Preferred Shares, of the 37,775,108 shares entitled to vote at the meeting, 34,569,246 shares voted for the proposal, 0 against, and 3,205,862 were withheld.

      For each of the Directors nominated and elected at the meeting, of the 37,775,108 shares entitled to vote, 34,569,246 shares voted for the nominees, 0 against and 3,205,862 were withheld.

                                      PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The common stock of the Company has traded from time to time on the over-the-counter market. Due to the infrequency of trades during the past two years, the Company does not believe that there is an established public trading market for its common stock.

      As of August 31, 1996, there were 1489 holders of record of the Company's common stock. There have been no dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends. The Company cannot predict when, if at all, it will commence payment of dividends.


ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION.

Results of Operations.
---------------------

      Overview

      The Company's results of operations for fiscal 1996 were significantly affected by the Company's acquisition of 100% of the issued and outstanding shares of common stock of FZI and the acquisition of substantially all of the assets of GCCTS. Virtually all of the Company's revenues for fiscal 1996 were derived from operations resulting from those two acquisitions. Virtually all of the Company's revenues for fiscal 1995 resulted from a management agreements between the Company and KOC, which ended when KOC ceased operations in July 1995.

      GCT, a wholly owned subsidiary of the Company, utilizing the assets acquired from GCCTS, undertakes the Company's business of construction and repair of industrial cooling towers, primarily in Texas, Louisiana and Arkansas. GCT has entered into a maintenance contract with a Texas public utility company through December 31, 1997. The Company anticipates that this contract should provide sufficient revenue during the period through December 31, 1997 to service all debt and pay all expenses of GCT's business. GCT is engaged in active bidding for similar contracts with other utility and petro chemical companies.

      The Company, through GCT has established a sales office in the Dallas metroplex area. While the Company believes it is premature to determine any trends in GCT's business, it believes that GCT has the opportunity to secure a niche in the "commercial cooling tower market".

      The Company does not believe that it will have to make any material commitments for capital expenditures during the next twelve months with respect to GCT's business as it the Company anticipates that income from operations will be a sufficient source of funds to meet all capital needs.

      GCT's need for employees fluctuates with its contractual commitments to provide work and services. As a result, other than its executive officers who will receive no compensation until warranted by income, GCT has no full time employees. Any employees hired will be compensated on a job-by-job basis or in the form of commissions for sales.

      FZI, acquired by the Company in June 1996, experienced very little activity for the remainder of fiscal year 1996. Since FZI operations contributed to the Company's revenues for only the last two months of fiscal 1996, any impact on the Company's overall revenue was insignificant. The Company believes that FZI's revenues for the next twelve months will be sufficient to meet all capital needs, including those necessary to continue FZI's research and development activities regarding specialized fire fighting products. FZI anticipates adding approximately six commissioned sales personnel during the next twelve months, and aside from its executive officers who receive no fixed compensation, FZI has no full time employees.

      The Company had no material commitments for capital expenditures as of the end of fiscal 1996 and anticipates that it will have no material commitments for capital expenditures during fiscal 1997 which cannot be met with revenues generated from operations.

Results of Operations for the years ended
August 31, 1995 and 1996.
-----------------------------------------

      Revenues

      Revenue from sales and other sources in fiscal 1996 were $112,937 and $16,833 respectively compared to -0- in fiscal 1995. The Company received no revenue from management fees in fiscal 1996 compared to $142,110 in fiscal 1995. The sales revenue in fiscal 1996 reflected the Company's acquisition of FZI and the assets of GCCTS. The lack of management fee income in fiscal 1996 reflected the discontinuation of the Company's agreement with KOC in late fiscal 1995.

      Costs and Expenses.

      Costs of sales in fiscal 1996 were $93,640 compare to -0- in fiscal 1995. Cost of sales in fiscal 1996 reflected the change in the Company's business from a management service entity to a product orientated entity.

      Other Operating Expenses.

      During 1996, the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of the three (3) officers $50,000. Therefore, no salaries were paid in fiscal 1996. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business. Accordingly, officers' salaries for 1996 were imputed based on the actual number of months of operation during 1996. This expense is reflected in the 1996 statements of operations and also as an increase to paid-in capital. As discussed above, salaries and benefits for fiscal 1996 were imputed at $37,500 compared to $163,124 in fiscal 1995. This change again reflected a change in the Company's business and the relativity short period of time during which the Company operated after the acquisitions of FZI and the assets of GCCTS until the end of fiscal 1996.

      New Accounting Standards.

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a new, fair value-based method of measuring stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method for preparing basic financial statements, SFAS No. 123 requires disclosures in the footnotes of pro forma net earnings and earnings per share information as if the fair value-based method had been adopted. Adoption of SFAS No. 123 is required no later than the Company's fiscal year ending August 31, 1997.

  The disclosure requirements of SFAS No. 123 are effective for financial statements for financial years beginning after December 15, 1995. The Company will comply with the disclosure requirements of SFAS No. 123 in its financial statements for its fiscal year ending August 31, 1997.

Subsequent Event.
-----------------

      Effective October 1, 1996, the Company entered into an agreement to acquire all of the common shares of CT Lewis Industries ("CTL"), a Texas Corporation. CTL is engaged in the business of fabrication of heavy metal, industrial equipment processes, brakes, lathes, drill pieces, vessels and other metal products and equipment. The transaction, the purchase price of which was 300,000 shares of the Company's Series A convertible preferred stock, was contingent and conditioned upon CTL providing the Company with audited financial statements by January 1, 1997. CTL did not provide the requested audited financial statements and the Company effective January 2, 1997 declared the agreement in material default and terminated same.

Deferred Tax Assets.
--------------------

      At August 31, 1996 and 1995, the Company had deferred assets totaling $28,284 and $38,684 respectively. The deferred tax assets are the result of net operating losses and have been fully reserved by valuation allowances because it is more likely than not that the deferred tax assets will not be realized based on the weight of available evidence.

"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995.
-----------------------------------------------------------------

      Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources, are made pursuant to the safe harbor provisions of the
Private Securities Litigation Reform Act of 1995.   Investors are
cautioned that such forward-looking statement involve risks and uncertainties, including without limitation; potential quarterly fluctuation in sales; risks associated with acquisitions and expansion, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 7.      FINANCIAL STATEMENTS.

Index to Financial Statements............................................F-1
Report of Independent Certified Public Accountants (BDO Seidman, LLP)....F-2
Independent Auditor's Report (Hutton, Patterson & Company)...............F-3
Consolidated balance sheets at August 1996 and 1995......................F-4
Consolidated statements of operations for the years
  ended at August 31, 1996 and 1995......................................F-5
Consolidated statements of changes in stockholders'
  equity <deficit> for the years ended August 31,
  1996 and 1995..........................................................F-6
Consolidated statements of cash flows for the years
  ended August 31, 1996 and 1995.........................................F-7
Summary of accounting policies...........................................F-8
Notes to consolidated financial statements
  for the years ended August 31, 1996 and 1995...........................F-13

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

      In June 1989 and for subsequent years, the Company appointed Hutton, Patterson & Company, certified public accountants, as independent accountants.

      On July 22, 1996, at the recommendation of the Board of Directors and by their consent without a meeting, the Company replaced Hutton, Patterson & Company as the Company's independent accountants and appointed BDO Seidman, L.L.P. as the new independent auditors for the Company on a consolidated basis.
While the statements audited by Hutton, Patterson & Company for fiscal 1995 had a "going concern opinion" there were no disagreements between the Company and its accountants on any matter of principals or practices on accounting, financial disclosure matters, or auditing procedure during fiscal years 1995 and 1996.

                                     PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
             ACT.

      Name                            Positions Held
      ----                            --------------

      J.D. Davenport                  President and Director

      George Davis                    Secretary, Treasurer and
                                      Chairman of the Board of Directors

      Charles I. White                Vice President and Director

      Mr. Davenport acted as Chief Executive Officer of Ness
Environmental, Inc. from October 1993 until December 1995. Prior to this time, Mr. Davenport was Chief Executive Officer of Frontier Environmental, Inc. from November 1991 until October 1993.

      Mr. Davis is and has been President and Chief Executive
Officer of Gulf Coast Cooling Tower Service, Inc. since May 1976.

      Mr. White operates an arabian horse breeding and training farm and has since 1990.

      None of the officers or directors of the Company had directorships of any other reporting companies.

      None of the officers or directors are involved in any legal proceedings.

      Under the Company's Bylaws which became effective as of August 31, 1987, each Director serves until the next succeeding annual meeting and until his successor is elected and qualified or until his death, resignation or removal. Annual meetings of shareholders and directors are held at such time and place as the Board of Directors may from time to time determine. These Directors were elected on May 23, 1996.

ITEM 10.     EXECUTIVE COMPENSATION.

      During 1996, the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of the three (3) officers $50,000. Therefore, no salaries were paid in fiscal 1996. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business. Accordingly, officers' salaries for 1996 were imputed based on the actual number of months of operation during 1996. This expense is reflected in the 1996 statements of operations and also as an increase to paid-in capital. As discussed above, salaries and benefits for fiscal 1996 were imputed at $37,500 compared to $163,124 in fiscal 1995.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

      The following table sets forth certain information with respect to each person known by the Company to be a director or officer of the Company, who beneficially owns five percent or more of the Company's Common Stock, and all directors and officers as a group.

                                Name and Address of                         Nature of                              Percent
  Title of Class                 Beneficial Owner                     Beneficial Ownership(1)                     of Class
-----------------               -------------------                   --------------------                        --------

Common Stock                    J.D. Davenport                             11,652,500                                30%
                                607 South Garland
                                Overton, Texas 75684

Common Stock                    George Davis                               12,925,000                                33.3%
                                Route 1, Box 41
                                Overton, Texas 75684

Common Stock                    Charles I. White                            3,774,000                                 9.7%
                                P.O. Box 749
                                Bentonville, AR 72712

---------------------
(1)   The beneficial owner listed has the sole power to vote
      and dispose of the shares owned of record by it.




      The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Effective July 1996, the Company acquired substantially all of the assets of Gulf Coast Cooling Tower Service, Inc. from the Company's Director and Secretary, George Davis. Mr. Davis abstained from voting as a Director of the Company in the transaction. The value of the assets according to the agreement between the parties is approximately $599,000. The acquisition resulted in the continuation of the business underlying the assets (through the Company's subsidiary, Gulf Coast Towers, Inc.), which is the construction and repair of industrial cooling towers primarily in Texas, Louisiana and Arkansas for electric utility companies, and related consulting services. The purchase price for the assets was 599,000 shares of the Company's Series A Convertible Preferred Stock, par value of $1.00 which is convertible on a one-for-one basis into the Company's common stock.

      During fiscal 1996 the Company contracted with an affiliate by common control, to perform certain services on the cooling tower sales. Costs to the Company and cash disbursements to the affiliate totaled $64,070.

      At the end of fiscal 1996, the Company had certain notes payable to related parties ($12,000 to GCCTS and $1,000 to a shareholder). During the year, GD-JD, Inc., an affiliate by common control, loaned the Company $4,000 and made payments on behalf of the Company for $11,391. The net amount due to GD-JD, Inc. as of August 31, 1996 was forgiven and added to additional paid in capital.

      The Company had a payable to shareholder of $24,786 at August 31, 1994. The shareholder forgave the repayment of this amount during the year ended August 31, 1995. The Company also had a payable to Kinlaw Oil Corporation ("KOC") of $206,560 at August 31, 1994. During the year ended August 31, 1995, KOC advanced additional funds of $14,000 to the Company and paid $12,435 to various vendors on behalf of the Company. The Company repaid $21,000 and transferred its property and equipment to KOC. The remaining balance of $206,883 was forgiven by KOC. During fiscal 1996, KOC advanced $4,602 to the Company for the payment of payroll taxes. This amount was also forgiven.

                                      PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)   1.     Financial Statements.

      The financial statements and schedule listed in the accompanying index to financial statements are filed as part of this annual report.

      2.     Exhibits.

             No.         Exhibit
             ---         -------

             2.1         Agreement dated March 19, 1984 between Robert
                         L. From, Electronic Diagnostic, Inc. and Has
                         Oil & Gas, Inc.

             2.2 Certificate of Merger dated August 31, 1984 issued by the Secretary of State of Texas in connection with the merger of Electronic Diagnostic, Inc., a New York corporation, into HAS Acquisition Company, a Texas corporation, which includes a Certificate of Merger as filed with the Secretary of State of New York pursuant to Section 907 of the New York Business Corporation Law and Merger Agreement, and Plan of Reorganization dated July 30, 1984 between Electronic Diagnostic, Inc. and HAS Acquisition Company.

             2.3 Certificate of Merger dated August 31, 1984 issued by the Secretary of State of the State of Texas in connection with the merger of HAS Oil & Gas, Inc., a Texas corporation, into HAS Acquisition Company, a Texas corporation, which includes the Agreement and Plan of Merger between HAS Acquisition Company and HAS Oil & Gas, Inc. dated July 30, 1984.

             3.1 Articles of Incorporation of HAS Acquisition Company ("Registrant") as filed on December 7, 1983 with the Secretary of State of Texas.

             3.2 Amendment to the Registrant's Articles of Incorporation as filed with the Secretary of the State of Texas on September 25, 1984 changing the name of the Registrant from HAS Acquisition Company to HAS Oil & Gas, Inc.

             3.3 Amendment to the Registrant's Articles of Incorporation as filed with the Secretary of State of the State of Texas changing the name of the Registrant from HAS Oil & Gas, Inc. to Kinlaw Energy Partners Corporation.

             3.3 Amendment to the Registrant's Articles of Incorporation as filed with the Secretary of State of Texas changing the name from Registrant from Kinlaw Energy Partners Corporation to Environmental Plus, Inc.

             3.3         Bylaws of Registrant.

             4.1         Form of Common Stock Certificate of
                         Registrant.

b)    Reports on Form 8-K

      Reports on Form 8-K were filed as follows:

      Date of Report            Date Filed                     Items
      -------------             ----------                     -----

      June 24, 1986             July 14, 1986                  5, 7

      August 20, 1986           September 4, 1986              2, 7

      November 20, 1986         December 23, 1986              5

      April 9, 1987             October 29, 1987               1, 2, 4, 5,
                                                               6, 7

      September 9, 1991         September 20, 1991             1

      July 22, 1996             August 1, 1996                 4, 5, 7

      July 22, 1996             October 4, 1996                2, 7

      October 15, 1996          October 31, 1996               2,7

c)    Exhibits

      Exhibits required by Item 601 of Regulation S-B are incorporated by reference.

d)    Additional Financial Statements.

      None

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL PLUS, INC.


By:   /s/ J.D. Davenport
      -------------------------
      J.D. Davenport, President                          February 26, 1997.


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated:


/s/ J.D. Davenport
------------------------
J.D. Davenport, President                                February 26, 1997.

Report of Independent Certified Public Accountants (BDO Seidman, LLP)....F-2
Independent Auditor's Report (Hutton, Patterson & Company)...............F-3
Consolidated balance sheets at August 31, 1996 and 1995..................F-4
Consolidated statements of operations for the years
  ended at August 31, 1996 and 1995......................................F-5
Consolidated statements of changes in stockholders'
  equity <deficit> for the years ended August 31,
  1996 and 1995..........................................................F-6
Consolidated statements of cash flows for the years
  ended August 31, 1996 and 1995.........................................F-7
Summary of accounting policies...........................................F-8
Notes to consolidated financial statements
  for the years ended August 31, 1996 and 1995...........................F-13

                Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Environmental Plus, Inc. (F/K/A Kinlaw Energy Partners) and
Subsidiaries

We have audited the accompanying consolidated balance sheet of Environmental Plus, Inc., (F/K/A Kinlaw Energy Partners Corporation) and Subsidiaries, (the "Company") as of August 31, 1996 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in Note 5, the Company engaged in significant transactions with an affiliated company.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 1996, and the results of their operations and their cash flows for the year ended in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP

December 20, 1996, except for Note 11
      which is as of January 1997
Dallas, Texas

HUTTON, PATTERSON & COMPANY
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTANTS


                  INDEPENDENT AUDITORS'S REPORT
-----------------------------------------------------------------


To the Board of Directors and Stockholders
Kinlaw Energy Partners Corporation


We have audited the balance sheets of Kinlaw Energy Partners Corporation as of August 31, 1995, 1994 and 1993, and the related statements of operations and retained deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kinlaw Energy Partners Corporation as of August 31, 1995, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As more fully described in NOTE E, the Company engaged in significant transactions with an affiliated company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a retained deficit of $595,929 at August 31, 1995. This condition and others discussed in NOTE H raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Hutton, Patterson & Company

March 4, 1996
Dallas, Texas

                                        ENVIRONMENTAL PLUS, INC.
                      (F/K/A KINLAW ENERGY PARTNERS CORPORATION)
                                                AND SUBSIDIARIES

                                      Consolidated Balance Sheets
==============================================================================


August 31,                                               1996              1995
---------------------------------------------------------------------------------
ASSETS

Current
   Cash                                              $   10,561         $     421
   Accounts receivable - trade                           47,250                 -
   Note receivable (Note 2)                             201,369                 -
   Inventory (Note 1)                                    43,256                 -
   Other                                                 16,833                 -
---------------------------------------------------------------------------------
Total current assets                                    319,269               421
---------------------------------------------------------------------------------
NOTE RECEIVABLE (NOTE 2)                                 76,000                 -
---------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT - NET (NOTE 3)            144,586                 -
---------------------------------------------------------------------------------
OTHER
   Goodwill and organization costs - net                 57,168                 -
---------------------------------------------------------------------------------
                                                     $  597,023         $     421
=================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $   31,771         $  10,336
   Accrued expenses                                           -             5,023
   Line of credit (Note 4)                               33,000                 -
   Notes payable - related parties (Note 4)              18,000                 -
---------------------------------------------------------------------------------
Total current liabilities                                82,771            15,359
---------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 8)
---------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock,(100,000,000 authorized;
     $1.00 par, 1,024,000 shares and
     -outstanding, respectively) (Note 7)               466,600                 -
   Common stock, (100,000,000 shares
     authorized, $.001 par, 40,329,136
     and 37,735,285, shares issued and
    outstanding, respectively)                           40,328            37,735
    Paid-in capital                                     610,224           543,256
      Accumulated deficit                              (602,900)         (595,929)
---------------------------------------------------------------------------------
                                                         514,252          (14,938)
---------------------------------------------------------------------------------
                                                      $  597,023        $     421
=================================================================================
See accompanying summary of accounting policies and notes to consolidated financial statements.


                                         ENVIRONMENTAL PLUS, INC.
                       (F/K/A KINLAW ENERGY PARTNERS CORPORATION)
                                                 AND SUBSIDIARIES

                            Consolidated Statements of Operations
===============================================================================

Years ended August 31,                                   1996               1995
---------------------------------------------------------------------------------
REVENUE:
   Sales                                             $  112,937        $        -
   Management fees                                            -           142,110
   Other                                                 16,833                 -
---------------------------------------------------------------------------------
Total                                                   129,770           142,110
---------------------------------------------------------------------------------
COST OF SALES                                            93,640                 -
---------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE:
   Depreciation and Amortization                          8,785             2,206
   Professional fees                                     13,126                 -
   Salaries and benefits (Note 5)                        37,500           163,124
   Interest and bank charges                              1,705                 -
   Utilities                                              1,094                 -
   Supplies                                               3,002                 -
   Other                                                  1,344            14,672
---------------------------------------------------------------------------------
NET LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                   (30,426)          (37,892)
---------------------------------------------------------------------------------
INCOME TAXES (NOTE 6)                                         -                 -
---------------------------------------------------------------------------------
NET LOSS BEFORE EXTRAORDINARY ITEM                      (30,426)          (37,892)
---------------------------------------------------------------------------------
EXTRAORDINARY ITEM - FORGIVENESS OF DEBT                 23,455           231,669
---------------------------------------------------------------------------------
NET (LOSS) INCOME                                        (6,971)          193,777
---------------------------------------------------------------------------------
PER SHARE DATA:
   Net income (loss) per share                       $       -         $      .01
   Weighted Average shares outstanding               38,376,609        37,735,285
=================================================================================
See accompanying summary of accounting policies and notes to consolidated financial statements.


                                         ENVIRONMENTAL PLUS, INC.
                       (F/K/A KINLAW ENERGY PARTNERS CORPORATION)
                                                 AND SUBSIDIARIES

        Consolidated Statements of Stockholders' Equity (Deficit)
                             Years Ended August 31, 1995 and 1996
=================================================================



                                  Preferred Stock       Common Stock
                                  $1.00 Par Value      $.001 Par Value
                                  ---------------      ---------------        Additional                    Total
                                                                               Paid-In      Accumulated  Stockholders'
                                 Shares    Amount       Shares       Amount    Capital       Deficit        Equity
-----------------------------------------------------------------------------------------------------------------------

Balance, September 1, 1994            -   $     -      37,735,285   $ 37,735  $ 543,256     $(789,706)   $ (208,715)

   Net loss for the year              -         -               -          -          -       193,777       193,777
--------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1995              -         -      37,735,285     37,735    543,256      (595,929)      (14,938)

      Acquisition of Gulf
         Coast assets           574,184    465,600              -          -          -             -       465,600
      Acquisition of Fire
         Zap shares             450,000      1,000              -          -          -             -         1,000
      Common shares issued
         for services                 -          -      1,573,443      1,573      9,992             -        11,565
      Sale of common shares
         to officer                   -          -      1,020,408      1,020      6,480             -         7,500
      Imputed officers' salary
            (Note 5)                  -          -              -          -     37,500             -        37,500
      Expenses paid by
        shareholders                  -          -              -          -     12,996             -        12,996
      Net loss for the year           -          -              -          -          -        (6,971)       (6,971)
---------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1996      1,024,184    466,600     40,329,136   $ 40,328  $ 610,224     $(602,900)   $  514,252
=====================================================================================================================



See accompanying summary of accounting policies and notes to consolidated financial statements.

                                         ENVIRONMENTAL PLUS, INC.
                       (F/K/A KINLAW ENERGY PARTNERS CORPORATION)
                                                 AND SUBSIDIARIES

                            Consolidated Statements of Cash Flows
=================================================================





Years ended August 31,                                             1996            1995
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss from operations                                      $   (30,426)     $  (37,892)
   Adjustments to reconcile income (loss) from
     operations to cash provided by (used in)
     operating activities:
        Depreciation and amortization                              8,785           2,206
        Imputed officers' salaries                                37,500               -
        Change in assets and liabilities:
          Increase in accounts receivable - trade                (22,250)              -
          Increase in inventory                                   (7,300)              -
          Increase in other assets                               (20,582)              -
          (Decrease) increase in accounts payable                 21,436          (3,638)
          Increase in accounts payable to affiliate                    -           6,167
          (Decrease) in accrued liabilities                       (5,023)         (3,310)
----------------------------------------------------------------------------------------
Net cash flows used in operating activities                      (17,860)        (36,467)
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable - affiliate                     13,000               -
      Proceeds from line of credit and notes payable               7,500               -
      Sale of common shares                                        7,500               -
----------------------------------------------------------------------------------------
Net cash provided by financing activities                         28,000               -
----------------------------------------------------------------------------------------
Increase (decrease) in cash                                       10,140         (36,467)
Cash, beginning of year                                              421          36,888
----------------------------------------------------------------------------------------
Cash, ending of year                                         $    10,561      $      421
========================================================================================
See accompanying summary of accounting policies and notes to consolidated financial statements.

                                   F-7

                                         ENVIRONMENTAL PLUS, INC.
                       (F/K/A KINLAW ENERGY PARTNERS CORPORATION)
                                                 AND SUBSIDIARIES

                                   Summary of Accounting Policies
=================================================================

NATURE OF BUSINESS AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Environmental Plus, Incorporated (F/K/A Kinlaw Energy Partners Corporation) and its wholly-owned subsidiaries Fire Zap, Inc. and Gulf Coast Towers, Inc. from the date of their respective acquisitions, as discussed below. All material intercompany transactions and balances have been eliminated in consolidation.

      Environmental Plus, Inc. and its subsidiaries (the Company) is primarily in the business of construction and repair of industrial cooling towers, primarily in Texas, Louisiana and Arkansas for electric utility companies; and marketing of fire retarding foam for industrial use. These activities are the result of two significant acquisitions during 1996, as discussed below.

      Prior to the acquisition of substantially all of the shares of the Company by Environmental Plus, Inc. during fiscal 1996 the Company operated as Kinlaw Energy Partners Corporation, (KEP), a Texas Corporation. Prior to August 31, 1987, the Company's operations consisted primarily of investments in oil and gas partnerships and joint ventures and acquired interests in producing oil and gas properties located in the continental United States. During the year ended August 31, 1987, substantially all of KEP's assets, including its oil and gas properties, were assigned to certain stockholders and creditors in satisfaction of outstanding indebtedness.

      During the year ended August 31, 1992, the Company began providing management services to an affiliated company, Kinlaw Oil Corporation (KOC). All funding requirements of the Company had been made through advances from the shareholder and advances from KOC (Note 5).

In October 1995, all directors of KEP resigned.

      In June 1995, KOC ceased operations; thereby eliminating the Company's sole source of revenue. All employees were terminated as a result.

                                        ENVIRONMENTAL PLUS, INC.
                      (F/K/A KINLAW ENERGY PARTNERS CORPORATION)
                                                AND SUBSIDIARIES

                                  Summary of Accounting Policies
=================================================================
ACQUISITIONS OF BUSINESS

      On June 1, 1996, the Company purchased 100 percent of the stock of Fire Zap, Inc. (FZI). The consideration for the stock of FZI included 450,000 shares of the Company's Series
      A Convertible Preferred Stock. The purchase agreement also provides for certain contingent payment of an additional 450,000 preferred shares of the Company if the net revenues for the twelve months ending June 1, 1997, of FZI products and services exceeds $900,000. FZI is in the business of marketing a fire retarding foam as a fire fighting device for industrial use. The acquisition of FZI was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their fair market values.

      On June 15, 1996, the Company purchased substantially all of the assets of Gulf Coast Cooling Tower Service, Inc. (GCCTS) from the Company's director and secretary. The acquisition resulted in the continuation of the business underlying the assets through the Company's wholly-owned subsidiary Gulf Coast Towers, Inc. (GCT). The consideration for the assets of GCCTS included 574,184 shares of the Company's Series A Convertible Preferred Stock. The acquisition was between entities under common control and accordingly the purchase of assets was recorded at historical value by the Company in a manner similar to a pooling of interest.

      The accompanying consolidated statements of operations reflect the operating results of FZI and GCCTS since the effective date of the acquisitions. The following pro forma unaudited consolidated operating results of the Company is presented as though the acquisitions occurred as of September 1, 1994. However FZI results are included only for the period from inception of FZI (January 22, 1996) to August 31, 1996.

                                 1996              1995
----------------------------------------------------------
Net sales                   $  429,000             $  403,500
Net income (loss)               (3,500)               162,000
Earning (loss) per share    $        -             $        -

                                         ENVIRONMENTAL PLUS, INC.
                       (F/K/A KINLAW ENERGY PARTNERS CORPORATION)
                                                 AND SUBSIDIARIES

                                   Summary of Accounting Policies
=================================================================
      The pro forma results have been prepared for comparative purposes only and include certain adjustments. They do not purport to be indicative of the consolidated results of operations which actually would have resulted had the combination been in effect on September 1, 1994, or of the future results of operations of the consolidated entities.


USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

      Inventories are valued at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the length of the lease, including anticipated renewal periods, whichever is shorter.


ORGANIZATION COSTS AND GOODWILL

      Organizational costs are costs directly associated with the FZI business acquisition and the direct costs of acquiring the KEP shares. The goodwill represents the net cost in excess of net assets acquired in the FZI acquisition. These costs are being amortized over a five year period on a straight-line basis.

      The Company evaluates the recoverability and remaining life of its goodwill and determines whether the goodwill should be completely or partially written-off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount of the goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated future operating cash flows. If an

                                         ENVIRONMENTAL PLUS, INC.
                       (F/K/A KINLAW ENERGY PARTNERS CORPORATION)
                                                 AND SUBSIDIARIES

                                   Summary of Accounting Policies
=================================================================
      impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill.

TAXES ON INCOME

      The Company accounts for income taxes under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Under SFAS 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

CASH EQUIVALENTS

      For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

PER SHARE INFORMATION

      Per share information is based on the weighted average number of common and dilutive common equivalent shares outstanding. Common stock equivalents in the form of stock options and warrants are also considered in the computation, if dilutive.

NEW ACCOUNTING STANDARDS

      Effective September 1, 1994, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include property and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company expects no effect from the adoption of this new accounting standard.

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a new, fair value-based method of measuring stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method for preparing basic financial statements, SFAS No. 123 requires disclosures in the footnotes of pro forma net earnings and earnings per share information as if the fair value-based method had been adopted. Adoption of SFAS No. 123 is required no later that the Company's fiscal year ending August 31, 1997. The disclosure requirements of SFAS No. 123 are effective for financial statements for financial years beginning after December 15, 1995. The Company will comply with the disclosure requirements of SFAS No. 123 in its financial statements for its fiscal year ending August 31, 1997.

                                         ENVIRONMENTAL PLUS, INC.
                       (F/K/A KINLAW ENERGY PARTNERS CORPORATION)
                                                 AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements
=================================================================
1.    INVENTORIES

      Inventories at August 31, 1996 consist primarily of parts for construction of cooling towers and trailers totaling $43,256.

2.    NOTES RECEIVABLE

      Notes receivable at August 31, 1996 are unsecured and consist of the following:

      12.5% note due from Lewis Industries, principal
      and interest payable on or before July 31, 1997
      (see Note 11). . . . . . . . . . . . . . . . . . . . .$201,369

      Prime plus 1% note due from Tri-State, principal and
      interest payable on or before July 31, 2000 . . . . . ..76,000

3.    PROPERTY AND EQUIPMENT

      Property and equipment at August 31, 1996 consist of the following:

      Land                                       $   21,500
      Building and improvements                      75,633
      Machinery and equipment                        25,323
      Transportation equipment                       29,819
      -----------------------------------------------------
                                                    152,275
      Accumulated depreciation                      (7,689)
      -----------------------------------------------------
                                                 $  144,586
      =====================================================

4.    LINE OF CREDIT AND NOTES PAYABLE TO RELATED PARTIES

      At August 31, 1996, the Company had net borrowings of $33,000 under a revolving line of credit with a bank. The maximum borrowings under the line of credit is $37,000 and the agreement terminates as of February 1997. The line of credit is secured by substantially all assets of FZI and accrues interest at prime rate plus 3 percent.

      Notes payable to related parties consist of the following at August 31, 1996:

      12% unsecured demanding note payable to officer $ 5,000 10.5% unsecured note payable to GCCTS,
         due July 31, 1997                                  12,000
      10.5% unsecured note payable to shareholder,
         due July 31, 1997                                   1,000
      ------------------------------------------------------------
                                                         $  18,000
      ============================================================

                                         ENVIRONMENTAL PLUS, INC.
                       (F/K/A KINLAW ENERGY PARTNERS CORPORATION)
                                                 AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements
=================================================================
5.    TRANSACTIONS WITH RELATED PARTIES

      During the year the Company contracted with an affiliate by common control, to perform certain services on the cooling tower related sales. Costs to the Company and cash disbursements to the affiliate totaled $64,070.

      At year end the Company had certain notes payable to related parties as discussed in Note 4. During the year GD-JD, Inc., an affiliate by common control, loaned the Company $4,000 and make payments on behalf of the Company for $11,391. The net amount due GD-JD, Inc. at August 31, 1996 was forgiven and added to additional paid-in capital.

      During fiscal 1996, certain expenses totaling $23,445 were paid on behalf of the Company by non-shareholders. These payments are recorded as forgiveness of debt.

      During 1996, the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of three officers $50,000. Therefore, no salaries were paid in fiscal 1996. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business (SAB
      79). Accordingly, officers' salaries for 1996 were imputed based on the actual number of months of operation during 1996. This expense is reflected in the 1996 statement of operations and also as an increase to paid-in capital.

      The Company collected management fees totaling $142,110 from KOC for the year ended August 31, 1995. Additionally, KOC provided office space to the Company at no charge, through June 1995.

      The Company had a payable to a shareholder of $24,786 at August 31, 1994. The shareholder forgave the repayment of this amount during the year ended August 31, 1995. The Company also had a payable to KOC of $206,560 at August 31, 1994. During the year ended August 31, 1995, KOC advanced additional funds of $14,000 to the Company and paid $12,435 to various vendors on behalf of the Company. The Company repaid $21,000 and transferred its property and equipment to KOC.
      The remaining balance of $206,883 was forgiven by KOC. During fiscal 1996 KOC advanced $4,602 to the Company for the payment of payroll taxes. This amount was also forgiven.

                                         ENVIRONMENTAL PLUS, INC.
                       (F/K/A KINLAW ENERGY PARTNERS CORPORATION)
                                                 AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements
=================================================================

6.    INCOME TAXES

      During the years ended August 31, 1996 and 1995, the Company utilized net operating loss carryforwards of $30,529 and $193,777, respectively, to offset taxable income. Therefore, there is no provision for federal income tax for the years then ended. This resulted in a reduction of the recorded deferred tax asset at August 31, 1996 and 1995 of $10,400 and $48,029, respectively. The related valuation allowance was reduced accordingly. Management established the valuation allowance since it is more likely than not that the deferred tax assets will not be realized based on the weight of available evidence.

      In accordance with the Internal Revenue Code, the availability to carry forward net operating losses incurred prior to 1987 are limited due to a significant change in ownership during that year. If not utilized, these net operating losses will begin to expire in 2006. The remaining net operating losses for tax purposes, are approximately $100,832. However, during fiscal 1996 there was another significant change in ownership which will further limit the availability of those net operating losses (Note 10). The extent of the limitation has not been determined. The Company has investment tax credits available to be carried forward to offset income tax in the amount of $3,364 which expire in 1997 through 2001.

      The net deferred tax asset in the accompanying balance sheets includes the following at August 31,:
                                       1996               1995
      ------------------------------------------------------------
      Deferred tax asset            $  28,284         $  38,684
      Less valuation allowance         28,284            38,684
      ------------------------------------------------------------
                                            -                 -
      ------------------------------------------------------------
      Deferred tax liability                -                 -
      ------------------------------------------------------------
      Net deferred tax asset        $       -         $       -
      ============================================================

                                         ENVIRONMENTAL PLUS, INC.
                       (F/K/A KINLAW ENERGY PARTNERS CORPORATION)
                                                 AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements
=================================================================
      The valuation allowance activity for the years ended August 31, consists of the following:
                                            1996             1995
      ------------------------------------------------------------
      Balance, beginning of year        $  38,684        $  86,713
      Utilization of net operating
       losses                             (10,400)         (48,029)
      -------------------------------------------------------------
      Balance, end of year              $  28,284        $  38,684
      =============================================================

7.    PREFERRED STOCK

      The Series A preferred stock was issued in conjunction with the FZI and GCCTS acquisitions. The terms of each share of the Series A Convertible Preferred Stock will, at the option of the shareholders, be convertible into one share of the Company's common stock. The Company may upon written thirty day notice delivered to the shareholders prior to the time of any conversion of such stock into the Company's common stock, repurchase such preferred stock for cash equal to two times the par value of such Preferred Stock. Shareholders are able to convert the Preferred Stock into shares of common stock of the Company at any time after the date of issue. In the event the Company delivers written notice to the shareholders of its intent to repurchase the Preferred Stock, shareholders will have twenty days to deliver written notice to buyer of their intent to convert the Preferred Stock into buyer's common stock.

8.    COMMITMENTS AND  CONTINGENCIES

      The Company entered into a Financial Advisory Agreement with Barron Chase Securities. As part of the agreement the Company issued 1,500,000 shares of its common stock. The agreement outlines the duties of the financial advisor and the fees for the related services.

      Fire Zap, Inc. entered into a management agreement with certain of its officers in February 1996, which stipulates salary and bonus requirements. The term of the agreement is twenty years.

      The Company is generally self-insured for losses and liabilities related primarily to workers' compensation, health and welfare claims, physical damage to property, business interruption resulting from certain events, and comprehensive general, product and vehicle liability.

                                         ENVIRONMENTAL PLUS, INC.
                       (F/K/A KINLAW ENERGY PARTNERS CORPORATION)
                                                 AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements
=================================================================


9.    RETIREMENT PLAN

      Effective August 1, 1994, the Company was provided with a 401(k) Retirement Savings Plan (the Plan) through KOC, that covered substantially all of its employees. Under the provisions of the Plan, employees were limited in contributions to 20 percent of their gross wages. The Company contributed $.25 for each dollar of the first $1,000 contributed by employees. Total employer contributions for the year ended August 31, 1995, were $250. The Company had the option to make discretionary contributions to the Plan, but elected not to do so for the year ended August 31, 1995. Pursuant to the change in ownership as discussed at Note 10, the employees are no longer covered under this Plan.

10.   CHANGE IN OWNERSHIP

      In September 1991, ownership of the common stock shares held by Joe D. Kinlaw was transferred to the Kinlaw Family Trust. This trust is an irrevocable trust for the benefit of Mr. Kinlaw's minor children. Through October 1995, the Trust was controlled by trustees unaffiliated with Mr. Kinlaw. In October 1995, the above mentioned trustees resigned and Jim Harris was appointed trustee of the Trust.

      Subsequent to August 31, 1995, 34,000,000 shares of the
      Company's common stock, which were held by the Kinlaw Family Trust, were sold to Environmental Plus, Inc.


11.   SUBSEQUENT EVENT

      Effective October 1, 1996, the Company acquired all of the common shares of C.T. Lewis Industries (CTL), a Texas corporation. CTL is engaged in the business of fabrication of heavy metal, industrial equipment processes, brakes, lathes, drill presses, vessels and other metal products and equipment. The transaction, the purchase price of which was 300,000 shares of the Company's Series A convertible preferred stock, was contingent and conditioned upon CTL providing the Company with audited financial statements by January 1, 1997. CTL did not provide the requested audited financial statements and the Company effective January 2, 1997 declared the agreement in material default and terminated same.

                                         ENVIRONMENTAL PLUS, INC.
                       (F/K/A KINLAW ENERGY PARTNERS CORPORATION)
                                                 AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements
=================================================================
12.   SUPPLEMENTAL CASH FLOW INFORMATION

      During the fiscal 1996 and 1995 no cash was paid for interest or income taxes.

      As described in Note 5, the Company recognized forgiveness of debt income in 1996 and 1995 in the amount of $23,455 and $231,669, respectively.

      As described in the Accounting Policies, the Company issued
      574,184 preferred shares and 450,000 common shares in the acquisitions of Gulf Coast Towers, Inc. and Fire Zap, Inc., respectively.

      During 1996 the Company issued 1,573,443 common shares for services provided. Also in 1996, additional paid-in capital was credited for the payment of certain accruals totaling
      $12,996 by shareholders.