Form 10QSB
period 1996-11-30
ENVIRONMENTAL PLUS INC /TX/
filed 1997-03-13
CIK 759401

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    QUARTERLY PERIOD ENDED NOVEMBER 30, 1996.

     [   ]          TRANSITION REPORT PURSUANT TO SECTIONS 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM SEPTEMBER 1,
                    1996 TO NOVEMBER 30, 1996.

Commission File Number:  0-13041
                         -------

                ENVIRONMENTAL PLUS, INCORPORATED
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


     Texas                                        75-1939021
-----------------------------------------------------------------
  (State or other jurisdiction                  (IRS Employer
of incorporation or organization)             Identification No.)


Route 1, Box 41, Overton, Texas                          75684
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                         (903)  834-6965
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)


-----------------------------------------------------------------
                (Former name, former address and
        former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [   ]          No   [ X ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

         40,371,873 shares of Common Stock, no par value
-----------------------------------------------------------------
    (The number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date)

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements:

                         Balance Sheets




                                                              Three Months Ended
                                                  November 30, 1996   November 30, 1995
                                                  -----------------   -----------------
ASSETS
CURRENT
   Cash                                             $  10,438           $      --
   Accounts receivable - trade                        246,116                  --
   Note receivable                                    201,369                  --
   Inventory                                               --                  --
   Other                                               14,333                 421
                                                    ---------            --------
Total current assets                                  472,256                 421

NOTE RECEIVABLE                                        76,000                  --

PROPERTY, PLANT AND EQUIPMENT                         141,148                  --
Other
   Goodwill and organization costs- net                56,852                  --
                                                    ---------           ---------
                                                    $ 745,526           $     421
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, Trade                          $ 171,703               7,253
   Accrued liabilities                                     --               8,106
   Line of Credit                                      33,000                  --
   Notes payable                                       18,000                  --
                                                    ---------           ---------
Total current liabilities                           $ 222,703           $  15,359

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, (100,000,000 authorized;
$1.00 par, 1,024,000 shares outstanding)              466,600                  --
   Common stock (100,000,000 shares
authorized, $.001 par, 37,735,285 shares
issued and outstanding)                                40,328              37,735
   Capital in excess of par value                          --             543,256
   Paid in capital                                    647,724                  --
   Deficit                                           (631,829)           (595,929)
                                                    ---------           ---------
                                                      522,823             (14,938)
                                                    ---------           ---------
                                                    $ 745,526                 421
                                                    =========           =========


                    Statements of Operations



                                                              Three Months Ended
                                                  November 30, 1996   November 30, 1995
                                                  -----------------   -----------------

REVENUE
   Sales                                           $  221,753          $       --
   Interest                                             7,500                  --
                                                   ----------          ----------
Total                                                 229,253                  --

COST OF SALES                                         210,476                  --

GENERAL AND ADMINISTRATIVE
   Depreciation and Amortization                        4,484                  --
   Advertisement                                          900                  --
   Interest and bank charges                            1,024                  --
   Supplies                                               604                  --
   Professional fees                                      900                  --
   Salaries - officers                                 37,500                  --
   Utilities and Telephone                              1,374                  --
   Travel                                                 683                  --
   Sales Tax                                              237                  --
                                                   ----------           ---------
Total General and Administrative                       47,706                  --

NET INCOME (LOSS) BEFORE INCOME TAXES                 (28,929)                 --

INCOME TAXES                                               --                  --

NET INCOME (LOSS)                                     (28,929)                 --

PER SHARE DATA
   Net income (loss) per share                             --                  --
   Weighted average shares outstanding             40,371,873          37,735,285


                    Statements of Cash Flows




                                                              Three Months Ended
                                                  November 30, 1996   November 30, 1995
                                                  -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (Loss) from operations                   $ (28,929)          $       --
   Adjustments to reconcile income (loss)
from operations to cash provided by (used
in) operating activities:
   Depreciation and amortization                       4,484                   --
   Change in assets and liabilities:
      Increase in accounts receivable - trade       (198,865)                  --
      Decrease in inventory                           43,256                   --
      Decrease in other assets                         2,500                   --
      Increase in accounts payable                   139,931                   --
                                                   ---------            ---------
Net cash flows used in operating activities             (123)                  --

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of capital assets                             --                   --

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common shares                                  --                   --


Net cash provided by financing activities                 --                   --
Net increase (decrease) in cash                         (123)                  --
Cash at beginning of period                           10,561                   --
                                                   ---------            ---------
Cash at end of period                              $  10,438            $      --


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS:

General
-------

     The Company's results of operations for the quarter ended November 30, 1996 were significantly affected by the Company's acquisition in July, 1996 of substantially all of the assets of Gulf Coast Cooling Tower Services, Inc. ("GCCST"), a company engaged in the industrial cooling tower services business and to a lesser degree, the acquisition on or about June 1, 1996 of all of the issued and outstanding shares of common stock of Fire Zap, Inc. ("FZI"), a company engaged in the business of developing and marketing fire retardent products. Virtually all of the Company's revenues for the quarter ended November 30, 1996 were derived from operations resulting from the GCCST acquisition. Because Kinlaw Oil Corporation ("KOC"), the main source of Company revenue during fiscal 1995, ceased operations in June 1995, the Company had no revenue during the quarter ended November 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital at November 30, 1996 was $249,553 compared to -0-at November 30, 1995. Cash and cash equivalent had increased to $10,438 during the three months ended November 30, 1996, reflecting the new course of the Company's business. Cash and cash equivalent for the quarter ended Novmber 30, 1995 were -0-. During the quarter ended November 30, 1996, cash was used to fund normal working capital requirements, including efforts to market FZI and GCCT activities. The trade accounts receivable for the period ended November 30, 1996 was $246,116 compared to -0- for the quarter ended November 30, 1995. The Company had no inventory during the quarters ended November 30, 1996 or November 30, 1995. Trade accounts payable for the quarter ended November 30, 1996 was $171,703 compared to $7,253 for the quarter ended November 30, 1995. The increase was due primarily to payment of accrued expenses during the three month period.

     The Company made no capital acquisitions or improvement expenditures during the three month period ended November 30, 1996. While the Company is not anticipating any capital expenditures over the next three quarters, any funding for unexpected capital expenditures or improvments will be paid from cash flows generating through operating activities. No significant disposition of equipment occurred during the three month period ended November 30, 1996 and none is planned during the next three month period.

     Based upon current operations and internally generated cash flows, management believes that adequate resources will be available to meet current and future requirements.

RESULTS OF OPERATIONS

     Gulf Coast Cooling Towers, Inc. ("GCCT"), a wholly owned subsidiary of the Company, has utilized the assets acquired from GCCST to continue the Company's business. GCCT is currently generating revenues pursuant to a maintenance contract it entered into with a Texas public utility company which continues through December 31, 1997. FZI experienced some activity in the quarter ended November 30, 1996, but contributed virtually no income towards the Company's revenues for the quarter.

     Revenue from sales and other sources for the quarter ended November 30, 1996 was $221,753 and $7,500 respectively, compared to $0 in the first quarter of fiscal 1995. The Company received no revenue from management fees during the first quarter of fiscal 1996 or the first quarter of fiscal 1995. The sales revenue for the quarter ended November 30, 1996 reflects the Company's acquisition of the assets of GCCST.

     The costs of sales for the quarter ended November 30, 1996 was $210,476 as compared to $0 during the first quarter of 1995. During 1996, the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of the three officers $50,000. Salaries and benefits for the quarter ended November 30, 1996 were an imputed $37,500 compared to $163,124 in fiscal 1995. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business. Accordingly, officers' salaries for 1996 were imputed based on the actual number of months in operation in 1996.

     On October 15, 1996, effective October 1, 1996, the Company entered into an agreement to acquire all of the issued and outstanding shares of common stock of C.T. Lewis Industries, a Texas corporation ("CTL"). CTL, a machine fabrication company, is engaged in the business of fabrication of heavy metal, industrial equipment processes, brakes, lathes, drill presses, vessels and other metal products and equipment. The acquisition was conditioned upon CTL providing the Company with audited financial statements. CTL did not comply with the audit requirement and effective January 4, 1997, the Company canceled the agreement.

     The Company has no material commitments for capital expenditures as of the end of its latest fiscal period. The
Company intends to continue its efforts to engage in a merger or acquisition with another company.


                             PART II

Items 1. - 5.

     No "other" information required.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

27.1  Financial Data Schedule (filed herewith)

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ENVIRONMENTAL PLUS, INCORPORATED



February 27, 1997             /s/ J.D. Davenport
                              -----------------------------------
                              J.D. DAVENPORT, President

                               INDEX OF EXHIBITS

 No.        Description
-----       -----------

27.1        Financial Data Schedule (filed herewith)