Form 10QSB/A
period 1996-11-30
ENVIRONMENTAL PLUS INC /TX/
filed 1997-03-19
CIK 759401

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB/A
(Mark One)

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

                         INTRODUCTORY STATEMENT

The Registrant hereby amends and restates its Quarterly Report on Form 10-QSB, filed March 13, 1997 (the "Original Filing"), to reflect that the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Additionally, this amended report also lists two (2) Current Reports on Form 8-K which were filed by the Registrant during the quarter ended November 30, 1996. No other information contained in the Original Filing has changed.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS:

General
-------

     The Company's results of operations for the quarter ended November 30, 1996 were significantly affected by the Company's acquisition in July, 1996 of substantially all of the assets of Gulf Coast Cooling Tower Services, Inc. ("GCCST"), a company engaged in the industrial cooling tower services business and to a lesser degree, the acquisition on or about June 1, 1996 of all of the issued and outstanding shares of common stock of Fire Zap, Inc. ("FZI"), a company engaged in the business of developing and marketing fire retardant products. Virtually all of the Company's revenues for the quarter ended November 30, 1996 were derived from operations resulting from the GCCST acquisition. Because Kinlaw Oil Corporation ("KOC"), the main source of Company revenue during fiscal 1995, ceased operations in June 1995, the Company had no revenue during the quarter ended November 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital at November 30, 1996 was $249,553 compared to -0-at November 30, 1995. Cash and cash equivalent had increased to $10,438 during the three months ended November 30, 1996, reflecting the new course of the Company's business. Cash and cash equivalent for the quarter ended November 30, 1995 were -0-. During the quarter ended November 30, 1996, cash was used to fund normal working capital requirements, including efforts to market FZI and GCCT activities. The trade accounts receivable for the period ended November 30, 1996 was $246,116 compared to -0- for the quarter ended November 30, 1995. The Company had no inventory during the quarters ended November 30, 1996 or November 30, 1995. Trade accounts payable for the quarter ended November 30, 1996 was $171,703 compared to $7,253 for the quarter ended November 30, 1995. The increase was due primarily to payment of accrued expenses during the three month period.

     The Company made no capital acquisitions or improvement expenditures during the three month period ended November 30, 1996. While the Company is not anticipating any capital expenditures over the next three quarters, any funding for unexpected capital expenditures or improvements will be paid from cash flows generating through operating activities. No significant disposition of equipment occurred during the three month period ended November 30, 1996 and none is planned during the next three month period.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

27.1  Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K

Date of Report         Items          Date Filed
--------------         -----          ----------

July 22, 1996           2, 7          October 8, 1996

October 15, 1996        2, 7          November 1, 1996

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ENVIRONMENTAL PLUS, INCORPORATED



March 19, 1997                /s/ J.D. Davenport
                              -----------------------------------
                              J.D. DAVENPORT, President

                               INDEX OF EXHIBITS

 No.        Description
-----       -----------

27.1        Financial Data Schedule (filed herewith)