Form 10QSB
period 1997-02-28
ENVIRONMENTAL PLUS INC /TX/
filed 1997-04-16
CIK 759401

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED NOVEMBER 30, 1996.

[   ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM DECEMBER 1, 1996 TO FEBRUARY 28, 1996.

Commission File Number:  0-13041
                         -------

                ENVIRONMENTAL PLUS, INCORPORATED
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Texas                                  75-1939021
-----------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer
incorporation or organization                Indentification No.)


     Route 1, Box 41, Overton, Texas                75684
-----------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)


                         (903)  834-6965
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

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements:

                         Balance Sheets


                   Six Months Ended                   February 28, 1997    August 31, 1996
     ASSETS
     CURRENT
          Cash                                              $  17,235         $  10,561
          Accounts receivable - trade                          41,700            47,250
          Note receivable                                     208,936           201,369
          Inventory                                            21,777            43,256
          Other                                                 2,461            16,833
                                                            ---------         ---------
     Total current assets                                     292,109           319,269

     NOTE RECEIVABLE                                           76,000            76,000

     PROPERTY, PLANT AND EQUIPMENT                            138,251           144,586
     Other
          Goodwill and organization costs- net                 54,350            57,168
                                                            ---------         ---------
                                                            $ 560,710         $ 597,023
     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
          Accounts payable                                  $  31,615         $  31,771
          Accrued liabilities                                   1,616               ---
          Line of Credit                                       33,000            33,000
          Notes payable                                        18,000            18,000
                                                            ---------         ---------
     Total current liabilities                                $84,231           $82,771

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
     Preferred   stock,  (100,000,000  authorized;
     $1.00   par,   1,024,000  shares  outstanding
     respectively)                                            466,600           466,600
      Common stock (100,000,000 shares authorized,
     $.001  par, 40,329,136 and 37,735,285  shares
     issued and outstanding respectively)                      40,328            40,328
          Paid in capital                                     666,886           610,224
          Deficit                                            (697,335)         (602,900)
                                                            ---------         ---------
     Total Stockholders' Equity                             $ 476,479         $ 514,252
                                                            ---------         ---------
                                                             $560,710          $597,023


                         Statements of Operations

                                               Three Months Ended                 Six Months Ended
                                          February 28,     February 28,      February 28,     February 28,
                                              1997             1996              1997             1996
    REVENUE
         Sales                           $    20,054      $       ---      $   241,807     $      ---
         Interest                              8,611              ---           16,111            ---
    Total                                     28,665                           257,918            ---

    COST OF SALES                             (4,616)                          205,860            ---

    GENERAL AND ADMINISTRATIVE
         Depreciation and Amortization         4,669              ---            9,153            ---
         Advertisement                           ---              ---              900            ---
         Interest and bank charges             2,120              ---            3,143            ---
         Supplies                                 80              ---              684            ---
         Accounting and auditing              22,600              ---           23,500            ---
         Legal                                31,343              ---           31,343            ---
         Utilities and Telephone                 465              ---            1,840            ---
         Salaries - officers                  37,500              ---           75,000            ---
         Travel                                  ---              ---              683            ---
         Sales Tax                                 9              ---              246            ---
         Other administrative expenses           ---      $     4,000              ---          4,000
                                         -----------      -----------       ----------     ----------
    TOTAL GENERAL AND ADMINISTRATIVE     $    98,786      $     4,000       $  146,492     $    4,000

    NET  INCOME   (LOSS) BEFORE  INCOME      (65,506)          (4,000)         (94,435)        (4,000)
    TAXES AND EXTRAORDINARY ITEM
    INCOME TAXES                                 ---              ---              ---            ---

    NET INCOME (LOSS)  BEFORE                (65,506)          (4,000)         (94,435)        (4,000)
      EXTRAORDINARY ITEM
    EXTRAORDINARY ITEM - FORGIVENESS             ---            4,603              ---          4,603
      OF DEBT
    NET INCOME (LOSS)                        (65,506)             603          (94,435)           603
    PER SHARE DATA
         Net income (loss) per share             ---              ---              ---            ---
         Weighted average shares
         outstanding                      40,371,873       38,247,785       38,378,609     38,247,785


                         Statements of Cash Flows



                                                     Three Months Ended           Six Months Ended
                                                 February 28,    February 28,   February 28,     February 28,
                                                     1997            1996           1997             1996
    Cash Flows from Operating
    Activities:
         Income (Loss) from operations           $  (65,506)     $      603     $  (94,435)      $      603
         Adjustments to reconcile income
         (loss) from operations to cash
         provided by (used in) operating
         activities:
              Depreciation and
                amoritization                         4,669             ---          9,153              ---
              Imputed Officers' Salaries             19,162             ---         56,662              ---
              Change in assets and
                liabilities:
                   Increase in accounts
                     receivable - trade             204,416             ---          5,550              ---
                   Decrease in inventory            (21,777)            ---         21,479              ---
                   Decrease in other
                     assets                          11,872             ---         14,372              ---
                   Increase in accounts
                     payable                       (138,472)         (8,524)         1,460           (8,524)
                                                  ----------     ----------     ----------       ----------
    Net Cash Flows Provided by
         (used in) Operating Activities           $   14,364     $   (7,921)    $   14,241       $   (7,921)

    CASH FLOWS FROM INVESTING
    ACTIVITIES                                           ---            ---            ---              ---
    CASH FLOWS FROM FINANCING
    ACTIVITIES:
         Sale of common shares                           ---          7,500            ---            7,500
         Collection of note receivable                 2,433            ---          2,433              ---
         Loan on note receivable                     (10,000)           ---        (10,000)             ---
    Net Cash Flows Provided by
     (used in) Financing Activities                   (7,567)         7,500         (7,567)           7,500
    INCREASE (DECREASE) IN CASH                        6,797           (421)         6,674             (421)
    Cash at beginning of period                       10,438            421         10,561              421
    CASH AT END OF PERIOD                         $   17,235     $      ---     $   17,235       $      ---



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS:

GENERAL

     The Company's results of operations for the quarter ended February 28, 1997 and the six month period ended February 28, 1997 were significantly affected by the Company's acquisition in July 1996 of substantially all of the assets of Gulf Coast Cooling Tower Services, Inc. ("GCCTS"), a company engaged in the industrial cooling tower services business and to a lesser degree, the acquisition on or about June 1, 1996 of all of the issued and outstanding shares of common stock of Fire Zap, Inc. ("FZI"), a company engaged in the business of developing and marketing fire retardent products. Virtually all of the Company's revenues for the quarter ended February 28, 1997 or the six month period ended February 28, 1997 were derived from operations resulting from the GCCTS acquisition. Because Kinlaw Oil Corporation ("KOC"), the main source of Company revenue during fiscal 1995, ceased operations in June 1995, the Company had no revenue during the quarter ended February 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at February 28, 1997 was $207,878 compared to 0 at February 28, 1996. Cash and cash equivalent had increased to $17,235.00 during the six months ended February 28, 1997, reflecting the new course of the Company's business. Cash and cash equivalent for the six month period ended February 28, 1996 were $421. During the quarter ended February 28, 1997, cash was used to fund normal working capital requirements, including efforts to market FZI products and GCCTS activities. The trade accounts receivable for the period ended February 28, 1997 were $41,700.00 compared to $0 for the quarter ended February 28, 1996. The Company had $21,777 in inventory during the quarter ended February 28, 1997 compared to $0 for the quarter ended February 28, 1996. Trade accounts payable for the quarter ended February 28, 1997 were $31,615 compared to $10,336 for the quarter ended February 28, 1996. The increase was due primarily to payment of accrued expenses during the three month period.

     The Company made no capital acquisitions or improvement expenditures during the three month period ended February 28, 1997. While the Company is not anticipating any capital expenditures over the next two quarters, any funding for unexpected capital expenditures or improvements will be paid from cash flows generated through operating activities. No significant disposition of equipment occurred during the three month period ended February 28, 1997 and none is planned during the next three month period.

     Based upon current operations and internally generated cash flows, management believes that adequate resources will be available to meet current and future requirements.

RESULTS OF OPERATIONS

     Gulf Coast Towers, Inc., a wholly owned subsidiary of the Company ("GCT"), has utilized the assets from GCCTS to continue with its business. GCT is currently generating revenues pursuant to a maintenance contract it entered into with a Texas public utility company which continues through December 30, 1997. FZI experienced some activity in the six months ending February 28, 1997 and contributed $18,443 in sales toward the Company's revenue for the quarter.

     Revenue and sales from other sources for the quarter ended
February 28, 1997 was $20,054 and $8,611 respectively and
$241,807 and $16,111 respectively for the six month period ended
February 28, 1997 respectively compared to $0 for the same periods of the last fiscal year.

     The Company received no revenue from management fees during the second quarter of fiscal 1996 or the second quarter of fiscal 1995. The sales revenue for the quarter ended February 28, 1997 as well as the six month period ended February 28, 1997 reflects the Company's acquisition of the assets of GCCTS and FZI.

     The cost of sales for the quarter ended February 28, 1997 was <$4,616> due to an inventory adjustment, as compared to $0 the second quarter of fiscal 1995. The cost of sales for the six month period ended February 28, 1997 was $205,860 as compared to $0 during the first six months of fiscal 1995.

     During 1996 the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of the three (3) officers $50,000. Therefore no salaries were paid in 1996 and none have been paid in 1997. Salaries and benefits for the quarter ended February 28, 1997 were an imputed $37,500 compared to $0 in the same quarter of the last fiscal year, and for the six month period ended February 28, 1997 they are an imputed $75,000 as compared to $0 for the same six month period for the last fiscal year. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business. Accordingly, officers' salaries were imputed based upon the actual months in operation in fiscal 1996.

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


                              ENVIRONMENTAL PLUS, INCORPORATED



                              /s/ J. D. Davenport
                              --------------------------------
                              J.D. DAVENPORT, President