Form 10QSB
period 1997-05-31
ENVIRONMENTAL PLUS INC /TX/
filed 1997-07-10
CIK 759401

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED MAY 31, 1997.

[   ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM ________________ TO _________________.

Commission File Number:  0-13041
                         -------

                ENVIRONMENTAL PLUS, INCORPORATED
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Texas                                  75-1939021
-----------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer
incorporation or organization                Identification No.)


     Route 1, Box 41, Overton, Texas                75684
-----------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)


                         (903)  834-6965
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

     Yes  [ X ]          No   [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

         40,329,136 shares of Common Stock, no par value
-----------------------------------------------------------------
    (The number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date)

                 PART I - FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements:

                         Balance Sheets

                                                      Nine Months Ended
                                                         May 31, 1997      August 31, 1996
                                                      -----------------    ---------------
     ASSETS
     CURRENT
          Cash                                              $  22,177         $  10,561
          Accounts receivable - trade                         216,430            47,250
          Note receivable                                     191,485           201,369
          Inventory                                            25,166            43,256
          Other                                                 3,997            16,833
                                                            ---------         ---------
     Total current assets                                     459,255           319,269

     NOTE RECEIVABLE                                           76,000            76,000

     PROPERTY, PLANT AND EQUIPMENT                            135,459           144,586
     Other
          Goodwill and organization costs- net                 52,940            57,168
                                                            ---------         ---------
                                                            $ 723,654         $ 597,023
     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
          Accounts payable                                  $      --         $  31,771
          Accrued expenses                                      8,064               ---
          Line of Credit                                       30,000            33,000
          Notes payable                                       171,000            18,000
                                                            ---------         ---------
     Total current liabilities                              $ 209,064         $  82,771

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
     Preferred stock, (100,000,000 authorized;
     $1.00 par value, 1,049,000 shares issued
     and outstanding)                                         466,600           466,600
     Common stock (100,000,000 shares authorized,
     $.001 par value, 40,329,136 AND 37,735,285
     shares issued and outstanding respectively)               40,328            40,328
          Paid in capital                                     702,566           610,224
          Deficit                                            (694,904)         (602,900)
                                                            ---------         ---------
     Total Stockholders' Equity                             $ 514,590         $ 514,252
                                                            ---------         ---------
                                                            $ 723,654         $ 597,023


                         Consolidated Statements of Operations

                                            Three Months Ended              Nine Months Ended
                                           May 31,        May 31,         May 31,        May 31,
                                            1997           1996             1997           1996
                                         ----------     ----------       ----------     ----------
    REVENUE
         Sales                           $  240,574     $      ---       $  482,381     $      ---
         Interest                             9,717            ---           25,828            ---
    Total                                   250,291                         508,209            ---

    COST OF SALES                           183,436                         389,296            ---


    GENERAL AND ADMINISTRATIVE
         Depreciation and Amortization        4,578            ---           13,732            ---
         Advertisement                          175            ---            1,075            ---
         Interest and bank charges            3,621            ---            6,764            ---
         Supplies                               241            ---              925            ---
         Accounting and auditing              9,040            ---           32,540            ---
         Legal                                2,244            ---           33,587            ---
         Utilities and Telephone              1,318            ---            3,158            ---
         Salaries - officers                 37,500            ---          112,500            ---
         Travel                               1,007            ---            1,690            ---
         Sales Tax                              980            ---            1,226            ---
         Other administrative expenses        3,720     $      ---            3,720          4,000
                                         ----------     ----------       ----------     ----------
    TOTAL GENERAL AND ADMINISTRATIVE     $   64,424     $      ---       $  210,917     $    4,000

    NET INCOME (LOSS) BEFORE INCOME           2,431            ---          (92,004)        (4,000)
    TAXES AND EXTRAORDINARY ITEM
    INCOME TAXES                                ---            ---              ---            ---

    NET INCOME (LOSS)  BEFORE                 2,431            ---          (92,004)        (4,000)
      EXTRAORDINARY ITEM
    EXTRAORDINARY ITEM - FORGIVENESS            ---            ---              ---          4,603
      OF DEBT
    NET INCOME (LOSS)                         2,431            ---          (92,004)           603
    PER SHARE DATA
         Net income (loss) per share            ---            ---              ---            ---
         Weighted average shares
         outstanding                     40,329,136     38,247,785       40,329,136     38,247,785


                         Consolidated Statements of Cash Flows



                                                   Three Months Ended         Nine Months Ended
                                                   May 31,      May 31,       May 31,      May 31,
                                                    1997         1996          1997         1996
                                                 ----------   ----------    ----------   ----------
    Cash Flows from Operating
    Activities:
         Income (Loss) from operations           $    2,431   $      ---    $  (92,004)  $      603
         Adjustments to reconcile income
         (loss) from operations to cash
         used in operating activities:
              Depreciation and
                amortization                          4,578          ---        13,732          ---
              Imputed Officers' Salaries             35,679          ---        92,342          ---
              Change in assets and
                liabilities:
                   Increase in accounts
                     receivable - trade           (174,730)          ---      (169,180)         ---
                   Decrease (Increase) in
                     inventory                      (3,389)          ---        18,088          ---
                   Decrease (Increase) in
                     other assets                   (1,536)          ---        12,836          ---
                   Increase (Decrease) in
                     accounts payable and
                     accrued expenses              (25,167)          ---       (23,707)      (8,524)
                                                ----------    ----------    ----------   ----------
    Net Cash Flows used in
     Operating Activities                       $ (162,134)   $      ---    $ (147,893)  $   (7,921)

    CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of Capital Assets                   (375)                       (375)         ---

    CASH FLOWS FROM FINANCING
    ACTIVITIES:
         Proceeds for use of credit
           and notes payable                       150,000                     150,000
         Sale of common shares                         ---           ---           ---        7,500
         Collection of note receivable              17,451           ---        19,884          ---
         Loan on note receivable                       ---           ---       (10,000)         ---
    Net Cash Flows Provided by Financing
      Activities                                   167,451           ---       159,884        7,500
    INCREASE (DECREASE) IN CASH                      4,942           ---        11,616         (421)
    Cash at beginning of period                     17,235           ---        10,561          421
    CASH AT END OF PERIOD                       $   22,177    $      ---    $   22,177   $      ---



                        ENVIRONMENTAL PLUS, INC.

                      Notes to Financial Statements
                              May 31, 1997

NOTE 1 - STATEMENT BY MANAGEMENT CONCERNING INTERIM FINANCIAL INFORMATION

The financial information for May 31, 1997, included herein is unaudited and does not include all information and footnotes required by generally accepted accounting principles for complete financial statements;
however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to a fair statement of the results for the interim period. It is suggested, however, that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's August 31, 1996 Annual Report on Form 10-K.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended May 31, 1997, the Company used cash to pay interest expense in the amount of $3,207. No cash was paid for income taxes.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS:

GENERAL

     The Company's results of operations for the quarter ended May 31, 1997 and the nine-month period ended May 31, 1997 were significantly affected by the Company's acquisition in July 1996 of substantially all of the assets of Gulf Coast Cooling Tower Services, Inc. ("GCCTS"), a company engaged in the industrial cooling tower services business and to a lesser degree, the acquisition on or about June 1, 1996 of all of the issued and outstanding shares of common stock of Fire Zap, Inc. ("FZI"), a company engaged in the business of developing and marketing fire retardant products. Virtually all of the Company's revenues for the quarter ended May 31, 1997 or the nine-month period ended May 31, 1997 were derived from operations resulting from the GCCTS acquisition. Because Kinlaw Oil Corporation ("KOC"), the main source of Company revenue during fiscal 1995, ceased operations in June 1995, the Company had no revenue during the quarter ended May 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at May 31, 1997 was $250,191 compared to $16,835 at May 31, 1996. Cash and cash equivalent had increased to $22,177.00 during the nine months ended May 31, 1997, reflecting the new course of the Company's business. Cash and cash equivalent for the six month period ended May 31, 1996 were -0-. During the quarter ended May 31, 1997, cash was used to fund normal working capital requirements, including efforts to market FZI products and GCCTS activities. The trade accounts receivable for the period ended May 31, 1997 were $216,430 compared to $0 for the quarter ended May 31, 1996. The Company had $25,166 in inventory during the quarter ended May 31, 1997 compared to $0 for the quarter ended May 31, 1996. Trade accounts payable for the periods ended May 31, 1997 and May 31, 1996 was -0-.

     The Company made minimal capital acquisitions or improvement expenditures during the three month period ended May 31, 1997. While the Company is not anticipating any capital expenditures over the next quarter, any funding for unexpected capital expenditures or improvements will be paid from cash flows generated through operating activities. No significant disposition of equipment occurred during the three month period ended May 31, 1997 and none is planned during the next three month period.

     Based upon current operations and internally generated cash flows, management believes that adequate resources will be available to meet current and future requirements.

RESULTS OF OPERATIONS

     Gulf Coast Towers, Inc., a wholly owned subsidiary of the Company ("GCT"), has utilized the assets from GCCTS to continue with its business. GCT is currently generating revenues pursuant to a maintenance contract it entered into with a Texas public utility company which continues through December 30, 1997. FZI experienced some activity in the nine months ending May 31, 1997 and contributed $20,690 in sales toward the Company's revenue for the quarter.

     Revenue and sales from other sources for the quarter ended
May 31, 1997 was $240,574 and $9,717 respectively and $482,381 and $25,828, respectively for the nine-month period ended
May 31, 1997 respectively compared to $0 for the same periods of the last fiscal year.

     The Company received no revenue from management fees during the third quarter of fiscal 1996 or the third quarter of fiscal 1995. The sales revenue for the quarter ended May 31, 1997 as well as the nine-month period ended May 31, 1997 reflects the Company's acquisition of the assets of GCCTS and FZI.

     The cost of sales for the quarter ended May 31, 1997 was $183,436, as compared to $0 for the third quarter of fiscal 1996. The cost of sales for the nine-month period ended May 31, 1997 was $389,296 as compared to $0 during the first nine months of fiscal 1996.

     During 1996 the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of the three (3) officers $50,000. Therefore no salaries were paid in 1996 and none have been paid in 1997. Salaries and benefits for the quarter ended May 31, 1997 were an imputed $37,500 compared to $0 in the same quarter of the last fiscal year, and for the nine-month period ended May 31, 1997 they are an imputed $112,500 as compared to $0 for the same nine-month period for the last fiscal year. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business. Accordingly, officers' salaries were imputed based upon the actual months in operation in fiscal 1997.

     The Company has no material commitments for capital expenditures as of the end of its latest fiscal period. The Company intends to continue its efforts to engage in a merger or acquisition with another company.


PART II

     No "other" information required.





                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of July, 1997.


                              ENVIRONMENTAL PLUS, INCORPORATED



                              /s/ GEORGE DAVIS
                              --------------------------------
                              George Davis
                              Secretary, Treasurer and
                              Chief Financial Officer