Form 10KSB
period 1997-08-31
ENVIRONMENTAL PLUS INC /TX/
filed 1998-02-27
CIK 759401

FORM 10-KSB

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  August 31, 1997

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

State issuer's revenues for its most recent fiscal year. $528,652.

The number of shares outstanding of common stock as of November 30, 1997 was 40,371,873. There was no established published market, value for the Registrant's stock during the last fiscal year. Although there were published bid and asked prices, Registrant believes the quotes were too sparse and varied to be indicative of an established market value.

                        DOCUMENTS INCORPORATED BY REFERENCE

      Exhibits under Part IV are incorporated by reference to exhibits of the registrant's Form 10 Registration Statement and its Form 10-K for fiscal years ended August 31, 1988 through 1996 and Registrant's Forms 10-Q for the first 3 quarters of fiscal 1997.

                        ENVIRONMENTAL PLUS, INCORPORATED
                                    FORM 10-KSB

                                   ANNUAL REPORT
                     FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

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

      Prior to the acquisition of substantially all of the shares of the Company by Environmental Plus, Incorporated during the fiscal year 1996, the Company operated as Kinlaw Energy Partners Corporation, a Texas corporation, which was formed in December 1983.

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

      On June 1, 1996, the Company acquired 100% of the issued and outstanding common stock of FireZap, Inc. ("FZI"), a Texas corporation.  The consideration for the stock of FZI included
450,000
shares of the Company's Series A Convertible Preferred Stock ($1.00 par value). The purchase agreement between the Company and FZI also provided for certain contingent payments of an additional 450,000 shares of the Company's Series A Convertible Preferred Stock ($1.00 par value) if FZI had net revenues for the 12 months ending June 1, 1997 of $900,000.00 or greater. The acquisition resulted in FZI becoming a wholly owned subsidiary of the Company. Effective July
9, 1997, because FZI did not meet certain sales levels, the FZI holders of 300,000 shares of the Company's Series A Convertible Preferred
Stock ($1.00 par value) agreed to cancel their shares, thus leaving only 150,000 shares of the Series A Convertible Preferred Stock outstanding as a result of the FZI transaction. The Company's
Series A Convertible Preferred Stock is convertible on a share for share basis into common stock. FZI is in the business of marketing a fire retarding foam as a fire fighting device for industrial use. FZI, a Texas corporation, was incorporated in January 1996. It was founded for the purpose of marketing products produced by Fire
Response Systems International, Inc. of Houston, Texas. These products are known as Aqueous Film Forming Foam ("AFFF") and are used by fire fighters in cities, forests, agriculture, aviation, maritime and other fire fighting application. Three basic products are offered to FZI's customers, two of which are sold under the name of Fire Away and Fire Choke and are designed to quench or choke the fire by cutting off the oxygen. The Fire Quench product market by the Company is produced by the Texas Department of Corrections and may only be sold to tax supported entities. Like the other two products, it is biodegradable and noncorrosive. FZI has the exclusive right to market these products in the United
States.

      FZI currently has three major competitors in the market. However, FZI believes that it has a price advantage as well as current approval on environmental impact. FZI also believes that its products meet the current guidelines of the Department of Defense, the Environmental Protection Agency and the General Service Administration.

      Factory capacity is more than adequate to supply all the product needed. Each of the producers are able to expand on very short notice. All prices on the products are F.O.B., but FZI has favorable rates with various freight lines. Additionally, significant inventory can be achieved at no cost on Fire Quench since the Texas Department of Corrections will ship the product on consignment, with billing occurring when the products are used. As of the fiscal year ended August 31, 1997, FZI contributed no significant income to the Company.

      Effective June, 1996, the Company acquired substantially all of the assets of Gulf Coast Cooling Tower Services, Inc. ("GCCTS") from the Company's Director and Secretary, George Davis. The historical value of the assets acquired by the Company from GCCTS was $465,600 for which the Company paid 599,000 shares of the Company's Series A Convertible Preferred Stock, ($1.00 par value). The acquisition resulted in the continuation of the business underlying the assets (through the Company's subsidiary Gulf Coast Towers, Inc.), which is construction repair of industrial cooling towers primarily in Texas, Louisiana and Arkansas for electric utility companies and related consulting services.

      Gulf Coast Towers, Inc., a wholly owned subsidiary of the Company ("GCT"), which operates the business of GCCTS and is located in Overton, Texas. It is in the business of constructing and repairing industrial cooling towers primarily in Texas and Arkansas. Its customers are generally in utility, petro chemical and oil refining industries.

      On January 15, 1998, a Stock Purchase Agreement was entered into among the Company and various shareholders of the Company and Terminator Technologies, Inc. ("TTI"), a Texas corporation, as a result of which TTI, or its affiliates, will become the new controlling shareholders of the Company through the purchase of the majority of the shares of common stock of the Company from its present controlling shareholders. The agreement with TTI is subject to various closing conditions, including completion and satisfaction of various covenants by the Company. If the conditions are satisfied and the transaction contemplated by the agreement closes, Company operations are expected to completely change prior to the end of fiscal 1998. See Item 6
- Management's Discussion and Analysis or Plan of Operation and Note 11 to Notes to Consolidated Financial Statements in this Form 10-KSB.

      The Company has six (6) full time employees.

"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995.
-----------------------------------------------------------------

      Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources and any anticipated changes on the Company's business following the consummation (if any) of the Stock Purchase Agreement, are made pursuant to the safe harbor provisions of the
Private Securities Litigation Reform Act of 1995.   Investors are
cautioned that such forward-looking statement involve risks and uncertainties, including without limitation; potential quarterly fluctuation in sales; risks associated with acquisitions and expansion, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.


Year 2000 Compliance
--------------------

     The Company is aware of the issues associated with the programming code in existing computer systems and software as the millennium (year 2000) approaches. The Company intends to address problems with the "year 2000" issue during the upcoming fiscal year. Management has not yet assessed the "year 2000" compliance expense and related potential effect on the Company's earnings.

ITEM 2.      PROPERTIES

      The principal office of the Company is in Overton, Texas. The Company obtained property at 701 Industrial Blvd. in Borger, Texas which consists of 3.98 acres with a warehouse and three (3) offices, and a warehouse and offices at 2227 Lake Road in La Marque, Texas when it purchased the assets of GCCTS. The current facilities are suitable and adequate to meet the Company's needs.

ITEM 3.      LEGAL PROCEEDINGS

      The Company is not involved in any material legal proceedings.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 9, 1997, at a duly convened annual meeting of the Shareholders of the Company, the shareholders elected Mr. J.D. Davenport, Mr. George Davis and Mr. Charles I. White to serve as directors of the Company. For each of the Directors nominated and elected at the meeting, of the 40,371,873 shares entitled to vote, 33,358,203 shares voted for the nominees, 85 against and 341 were withheld.

                                      PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The common stock of the Company has traded from time to time on the over-the-counter market. Due to the infrequency of trades during the past three years, the Company does not believe that there is an established public trading market for its common stock.

      As of August 31, 1997, there were 1,512 holders of record of the Company's common stock. There have been no dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends. The Company cannot predict when, if at all, it will commence payment of dividends.


ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION.

Results of Operations.
---------------------

      Overview

      The Company's results of operations for fiscal 1996 and 1997 were significantly affected by the Company's acquisition of substantially all of the assets of GCCTS in 1996. Virtually all of the Company's revenues for fiscal 1997 were derived from operations resulting from this acquisition.

      GCT, a wholly owned subsidiary of the Company, undertakes the Company's business of construction and repair of industrial cooling towers, primarily in Texas, Louisiana and Arkansas. GCT has entered into a maintenance contract with a Texas public utility company through December 31, 1997. This contract provided sufficient revenue during the period through August 31, 1997 to service all debt and pay all expenses of GCT's business. GCT is engaged in active bidding for similar contracts with other utility and petro chemical companies.

      The Company does not believe that it will have to make any material commitments for capital expenditures during the next twelve months with respect to GCT's business as the Company anticipates that income from operations will be a sufficient source of funds to meet all capital needs.

      GCT's need for employees fluctuates with its contractual commitments to provide work and services. As a result, other than its executive officers who will receive no compensation until warranted by income, GCT has no full time employees. Any employees hired will be compensated on a job-by-job basis or in the form of commissions for sales.

      In 1996, the Company also acquired all of the issued and outstanding shares of common stock of Fire Zap, Inc. ("FZI"), which experienced very little activity in fiscal year 1997. Since FZI operations contributed little to the Company's revenues in fiscal 1997, any impact on the Company's overall revenue was insignificant. The Company believes that FZI's revenues for the next twelve months will be sufficient to meet all capital needs, including those necessary to continue FZI's research and development activities regarding specialized fire fighting products.

      The Company had no material commitments for capital expenditures as of the end of fiscal 1997 and anticipates that it will have no material commitments for capital expenditures during fiscal 1997 which cannot be met with revenues generated from operations.

Results of Operations for the years ended
August 31, 1996 and 1997.
-----------------------------------------

      Revenues

      Revenue from sales and other sources in fiscal 1997 was $528,652 compared to 129,770 in fiscal 1996. The sales revenue in fiscal 1996 and 1997 reflected the Company's acquisition of the assets of GCCTS, and to a much lesser degree FZI.

      Costs and Expenses.

      Costs of sales in fiscal 1997 were $376,286 compared to $93,640 in fiscal 1996 reflecting the increased revenue. The increase in costs of sales in fiscal 1997 from 1996 resulted from the increase in revenue from sales during 1997. The General and Administrative costs for fiscal 1997 were $241,667 compared to $30,426 in 1996. This increase resulted from an increase in professional fees (legal and accounting) to $97,716 for fiscal 1997 compared to $13,126 for 1996, an increase in bad debt allowance to $70,200 in 1997 compared to -0- in 1996, and a general increase in insurance, interest and bank charges and payroll taxes.

      Other Operating Expenses.

      During 1996, the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of the three (3) officers $50,000. Therefore, no officers' salaries were paid in fiscal 1997 or 1996. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business. Accordingly, officers' salaries for 1996 and 1997 were imputed based on the actual number of months of operation during those periods. This expense is reflected in the 1997 and 1996 statements of operations and also as an increase to paid-in capital. As discussed above, salaries and benefits for fiscal 1997 were imputed at $33,860 compared to $37,500 in fiscal 1996.

      New Accounting Standards.

      Effective September 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value-based method of measuring stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method for preparing basic financial statements, SFAS No. 123 requires disclosures in the footnotes of pro forma net earnings and earnings per share information as if the fair value-based method had been adopted. The Company expects no effect from the adoption of this new standard.

      In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the previous standards for computing earnings per share, and makes them comparable to international
EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997. The Company will comply with the disclosure requirements of SFAS 128 in its financial statements for its fiscal year ending August 31, 1998.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those business enterprises report selected financial information about operating segments in interim reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosure requirements of SFAS Nos. 131 are effective for financial statements for financial years beginning after December 15, 1997. The Company will comply with the disclosure requirements of SFAS No. 131 in its financial statements for its fiscal year ending August 31, 1999.

Subsequent Event.
-----------------

     The Company has incurred operating losses over the last two years. which raises substantial doubt about the Company's ability to continue as a going concern. Effective January 15, 1998 and as part of management's plan to have the Company continue to operate in the foreseeable future, a Stock Purchase Agreement was entered into among Terminator Technologies, Inc. ("TTI"), a Texas corporation, the
Company and various shareholders, including the management shareholders of the Company (the "Agreement"). According to the Agreement, TTI or it designee will become the new controlling shareholder(s) and control group of the Company, through the purchase of the majority shares of EPI from certain shareholders of the Company, including present management shareholders. The Agreement is subject to completion and satisfaction of several covenants and conditions as more fully set out in the Agreement. As part of the conditions, among other things, the Company will be required to consummate a reverse stock split of its shares on the bases of 1-for-10. The Company currently has 40,433,549 ($.001 par value) shares of common stock and 749,000
($1.00 par value) shares of preferred stock issued and outstanding. After the reverse stock split and as part of the Agreement, the Company will have zero (0) issued and outstanding shares of preferred stock and 4,043,354 ($.01 par value) shares of common stock issued and outstanding. TTI or its designee will own approximately 2,362,282 (58%) of the issued and outstanding common stock. The selling shareholders and the Company will receive
$105,003 and $20,000, respectively, as proceeds from the sale of shares and a warrant to TTI.

     In addition, pursuant to the Agreement, and subject to shareholder approval, the Company will sell substantially all of its assets to Mr. George Davis in exchange for Mr. Davis', transfer to the Company of 599,000 shares of preferred ($1.00 par value) stock presently owned by Mr. Davis. Additionally, TTI will purchase from the Company a warrant to purchase up to 1,500,000 additional common shares at $.04445 per share following the proposed reverse stock split, subject to the present selling shareholders right to purchase 10% of those shares.

      TTI, a Texas corporation, has virtually no business operations. TTI plans to operate as a holding company and through subsidiaries, none of which have yet been formed, acquire rights to develop and market inventions, none of which have yet been acquired.

      While TTI or its designees would become controlling shareholders of the Company upon completion and closing of the Agreement with the Company, and while it is not obligated by the Agreement to do so, the Company believes that TTI intends to conduct its own ongoing operations through the Company.

     A copy of the Agreement between TTI, the Company and certain of its shareholders is being filed with this Form 10-KSB and is specifically incorporated herein by reference.

Deferred Tax Assets.
--------------------

      At August 31, 1997 and 1996, the Company had deferred assets totaling $91,184 and $28,284, respectively. The deferred tax assets are the result of net operating losses and have been fully reserved by valuation allowances because it is more likely than not that the deferred tax assets will not be realized based on the weight of available evidence.

ITEM 7.      FINANCIAL STATEMENTS.

Index to Financial Statements............................................F-1
Report of Independent Certified Public Accountants (BDO Seidman, LLP)....F-2
Consolidated balance sheets at August 1997 and 1996......................F-3
Consolidated statements of operations for the years
  ended at August 31, 1997 and 1996......................................F-4
Consolidated statements of changes in stockholders'
  equity for the years ended August 31, 1997 and 1996....................F-5
Consolidated statements of cash flows for the years
  ended August 31, 1997 and 1996.........................................F-6
Summary of accounting policies...........................................F-7
Notes to consolidated financial statements...............................F-12


ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

      None.

                                     PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
             ACT.

      Name                            Positions Held
      ----                            --------------

      J.D. Davenport                  President and Director

      George Davis                    Secretary, Treasurer and
                                      Chairman of the Board of
                                      Directors (Chief Accounting
                                      Officer)

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

      Under the Company's Bylaws which became effective as of August 31, 1987, each Director serves until the next succeeding annual meeting and until his successor is elected and qualified or until his death, resignation or removal. Annual meetings of shareholders and directors are held at such time and place as the Board of Directors may from time to time determine. These Directors were elected on July 9, 1997.

ITEM 10.     EXECUTIVE COMPENSATION.

      During 1997, the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of the three (3) officers $50,000. Therefore, no officers' salaries were paid in fiscal 1997 or 1996. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business. Accordingly, officers' salaries for 1997 were imputed based on the actual number of months of operation during 1997. This expense is reflected in the 1997 statements of operations and also as an increase to paid-in capital. As discussed above, salaries and benefits for fiscal 1997 were imputed at $33,860 compared to $37,500 in fiscal 1996.
No officers' salaries were paid in 1995.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

      The following table sets forth certain information with respect to each person known by the Company to be a director or officer of the Company, who beneficially owns five percent or more of the Company's Common Stock, and all directors and officers as a group.

                     Name and Address of                         Nature of               Percent
  Title of Class      Beneficial Owner                     Beneficial Ownership(1)       of Class
-----------------   -------------------                   ------------------------      ----------

Common Stock        Northport Management Group, Inc.(2)       11,652,500                    30.0%
                    607 South Garland
                    Overton, Texas 75684

Common Stock        George Davis                              12,925,000                    33.3%
                    Route 1, Box 41
                    Overton, Texas 75684

Common Stock        Charles I. White                           3,774,000                     9.7%
                    P.O. Box 749
                    Bentonville, AR 72712
---------------------
(1)   The beneficial owner listed has the sole power to vote
      and dispose of the shares owned of record by it.
(2)   Northport Management Group, Inc. is a Texas corporation
      of which Mr. J.D. Davenport is President and the owner
      of the majority of common stock.



      The Company anticipates that a change in control of the Company would occur upon the consummation of the Stock Purchase Agreement. See "Management's Discussion and Analysis or Plan of Operation - Subsequent Event." The Company does not know of any other arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Effective June 1996, the Company acquired substantially all of the assets of Gulf Coast Cooling Tower Service, Inc. from the Company's Director and Secretary, George Davis. Mr. Davis abstained from voting as a Director of the Company in the transaction. The historic value of the assets according to the agreement between the parties is approximately $465,600. The acquisition resulted in the continuation of the business underlying the assets (through the Company's subsidiary, Gulf Coast Towers, Inc.), which is the construction and repair of industrial cooling towers primarily in Texas, Louisiana and Arkansas for electric utility companies, and related consulting services. The purchase price for the assets was 599,000 shares of the Company's Series A Convertible
Preferred Stock, par value of $1.00 which is convertible on a one-for-one basis into the Company's common stock.

      During fiscal 1996 and 1997, the Company contracted with an affiliate by common control, to perform certain services on the cooling tower sales. Costs to the Company and cash disbursements to the affiliate totaled $64,070 and $176,885 in 1996 and 1997, respectively.

      At the year-end, the Company had certain notes payable to related parties ($12,000 to GCCTS and $1,000 to a shareholder). During 1996, GD-JD, Inc., an affiliate by common control, loaned the Company $4,000 and made payments on behalf of the Company for $11,391. The net amount due to GD-JD, Inc. as of August 31, 1997 was forgiven and added to additional paid in capital.

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

             3.3         Bylaws of Registrant.

             4.1         Form of Common Stock Certificate of
                         Registrant.

            10.1 Stock Purchase Agreement, dated as of January 15, 1998, by and among the Company, certain of its shareholders and Terminator Technologies, Inc. (filed herewith)

            27.1         Financial Data Schedule (filed herewith)

b)    Reports on Form 8-K

      No Reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report.

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

ENVIRONMENTAL PLUS, INC.


By:   /s/ GEORGE DAVIS
      -------------------------
      George Davis, Chairman of                 February 18, 1998
      the Board of Directors


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated:


/s/ GEORGE DAVIS
------------------------
George Davis                                February 18, 1998.
Chairman of the Board of
Directors

Index to Financial Statements............................................F-1
Report of Independent Certified Public Accountants (BDO Seidman, LLP)....F-2
Consolidated balance sheets at August 31, 1996 and 1995..................F-3
Consolidated statements of operations for the years
  ended August 31, 1997 and 1996.........................................F-4
Consolidated statements of changes in stockholders'
  equity for the years ended August 31, 1997 and 1996....................F-5
Consolidated statements of cash flows for the years
  ended August 31, 1997 and 1996.........................................F-6
Summary of accounting policies...........................................F-7
Notes to consolidated financial statements...............................F-12

                Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Environmental Plus, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Environmental Plus, Inc., (F/K/A Kinlaw Energy Partners
Corporation) and Subsidiaries,  (the "Company") as of August 31,
1996 and 1997 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

As more fully described in Note 5, the Company engaged in significant transactions with an affiliated company. In addition, as described in Note 11, subsequent to year-end the Company entered into a Stock Purchase Agreement, whereby the majority of the Company's common shares will be sold to a new control group.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about it's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



December 17, 1997                            BDO Seidman, LLP

                                        ENVIRONMENTAL PLUS, INC.
                                                AND SUBSIDIARIES

                                      Consolidated Balance Sheets
=================================================================


August 31,                                               1997              1996
---------------------------------------------------------------------------------
ASSETS

Current
   Cash                                              $   19,226       $  10,561
   Accounts receivable - trade, less
     allowance for doubtful accounts
     of $7,200 in 1997                                   12,880          47,250
   Note receivable (Note 2)                              55,210         201,369
   Inventory (Note 1)                                    53,128          43,256
   Other                                                  9,495          16,833
---------------------------------------------------------------------------------
Total current assets                                    149,939         319,269
---------------------------------------------------------------------------------
NOTES RECEIVABLE - NET (NOTE 2)                         195,184          76,000
---------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT - NET (NOTE 3)            136,059         144,586
---------------------------------------------------------------------------------
OTHER
   Goodwill and organization costs - net                      -          57,168
---------------------------------------------------------------------------------
                                                     $  481,182        $597,023
=================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $   71,083        $ 31,771
   Accrued expenses                                       5,605               -
   Line of credit and term notes (Note 4)                60,240          33,000
   Notes payable and due to
     related party (Note 4)                              37,809          18,000
---------------------------------------------------------------------------------
Total current liabilities                               174,737          82,771
---------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 8)
---------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock,(100,000,000 authorized;
     $1.00 par, 724,000 and 1,024,000 shares
     issued and outstanding, respectively)              466,600         466,600
   Common stock, (100,000,000 shares
     authorized, $.001 par, 40,329,136
     shares issued and outstanding)                      40,328          40,328
    Paid-in capital                                     644,084         610,224
    Accumulated deficit                                (844,567)       (602,900)
---------------------------------------------------------------------------------
                                                        306,445         514,252
---------------------------------------------------------------------------------
                                                     $  481,182        $597,023
=================================================================================
See accompanying summary of accounting policies and notes to consolidated financial statements.


                                         ENVIRONMENTAL PLUS, INC.
                                                 AND SUBSIDIARIES

                            Consolidated Statements of Operations
=================================================================

Years ended August 31,                                   1997             1996
---------------------------------------------------------------------------------
REVENUE:
   Sales                                             $  495,104        $112,937
   Other                                                 33,548          16,833
---------------------------------------------------------------------------------
Total                                                   528,652         129,770
---------------------------------------------------------------------------------
COST OF SALES                                           376,286          93,640
---------------------------------------------------------------------------------
IMPAIRMENT OF GOODWILL AND
   ORGANIZATION COSTS (NOTE 11)                          51,530               -
---------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE:

   Salaries and benefits (Note 5)                       109,674          37,500
   Professional fees                                     97,716          13,126
   Bad debt expense                                      70,200               -
   Depreciation and Amortization                         18,489           8,785
   Insurance                                             13,036               -
   Interest and bank charges                             10,647           1,705
   Other                                                  9,200           1,344
   Payroll taxes                                          6,020               -
   Utilities                                              4,266           1,094
   Supplies                                               3,255           3,002
---------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM                         (241,667)        (30,426)
---------------------------------------------------------------------------------
EXTRAORDINARY ITEM - FORGIVENESS OF DEBT                      -          23,455
---------------------------------------------------------------------------------
NET LOSS                                               (241,667)         (6,971)
---------------------------------------------------------------------------------
PER SHARE DATA:
   Net loss per share                                $     (.01)      $       -
   Weighted Average shares outstanding               40,329,136       38,376,609
=================================================================================
See accompanying summary of accounting policies and notes to consolidated financial statements.


                                         ENVIRONMENTAL PLUS, INC.
                                                 AND SUBSIDIARIES

                  Consolidated Statements of Stockholders' Equity
                             Years Ended August 31, 1996 and 1997
=================================================================


                                 Preferred Stock          Common Stock
                                 $1.00 Par Value         $.001 Par Value
                                 ----------------      --------------------
                                                                              Additional                     Total
                                                                               Paid-In      Accumulated  Stockholders'
                                 Shares    Amount       Shares       Amount    Capital        Deficit        Equity
-----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Balance, September 1, 1995            -   $     -      37,735,285   $ 37,735  $543,256     $(595,929)    $   (14,938)

      Acquisition of Gulf
         Coast assets           574,184    465,600              -          -         -              -        465,600
      Acquisition of Fire
         Zap shares             450,000      1,000              -          -         -              -          1,000
      Common shares issued
         for services                 -          -      1,573,443      1,573     9,992              -         11,565
      Sale of common shares
         to officer                   -          -      1,020,408      1,020     6,480              -          7,500
      Imputed officers' salary
            (Note 5)                  -          -              -          -    37,500              -         37,500
      Expenses paid by
        shareholders                  -          -              -          -    12,996              -         12,996
      Net loss for the year           -          -              -          -         -         (6,971)        (6,971)
---------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1996      1,024,184    466,600     40,329,136     40,328   610,224       (602,900)       514,252
      Cancellation of
       certain shares
       related to Fire
       Zap Acquisition         (300,000)         -              -          -         -              -              -
      Imputed Officers'
        salary (Note 5)               -          -              -          -    33,860              -         33,860
      Net loss for the year           -          -              -          -         -       (241,667)      (241,667)
---------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1997        724,184   $466,600     40,329,136   $ 40,328  $ 644,084     $(884,567)    $  306,445
=====================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                         ENVIRONMENTAL PLUS, INC.
                                                 AND SUBSIDIARIES

                            Consolidated Statements of Cash Flows
=================================================================





Years ended August 31,                                             1997          1996
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss from operations                                      $  (241,667)     $  (30,426)
   Adjustments to reconcile income (loss) from
     operations to cash provided by (used in)
     operating activities:
        Depreciation and amortization                             18,489           8,785
        Impairment of goodwill and organization cost              51,529               -
        Imputed officers' salaries                                33,860          37,500
        Provision for losses on accounts and
          notes receivable                                        70,200               -
        Change in assets and liabilities:
          (Increase) decrease in accounts receivable-trade        (5,830)        (22,250)
          (Increase) decrease in inventory                        (9,872)         (7,300)
          (Increase) decrease in notes receivable                 (3,025)              -
          (Increase) decrease in other assets                      7,338         (20,582)
          (Decrease) increase in accounts payable                 39,312          21,436
          (Decrease) increase in accrued liabilities               5,605          (5,023)
----------------------------------------------------------------------------------------
Net cash flows used in operating activities                      (34,061)        (17,860)
----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (4,323)              -
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable - affiliate                     24,809          13,000
      Proceeds from line of credit and notes payable                   -           7,500
      Proceeds from term notes payable                            30,000               -
      Payments for line of credit and notes payable               (7,760)              -
      Sale of common shares                                            -           7,500
----------------------------------------------------------------------------------------
Net cash provided by financing activities                         47,049          28,000
----------------------------------------------------------------------------------------
Increase in cash                                                   8,665          10,140
Cash, beginning of year                                           10,561             421
----------------------------------------------------------------------------------------
Cash, ending of year                                         $    19,226      $   10,561
========================================================================================
See accompanying summary of accounting policies and notes to consolidated financial statements.

                                   F-6

                                         ENVIRONMENTAL PLUS, INC.
                                                 AND SUBSIDIARIES

                                   Summary of Accounting Policies
=================================================================

NATURE OF BUSINESS AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Environmental Plus, Incorporated and its wholly-owned subsidiaries Fire Zap, Inc. and Gulf Coast Towers, Inc. from the date of their respective acquisitions, as discussed below. All material inter-company transactions and balances have been eliminated in consolidation.

      Environmental Plus, Inc. and its subsidiaries (the Company) is primarily in the business of construction and repair of industrial cooling towers, primarily in Texas, Louisiana and Arkansas for electric utility companies; and marketing of fire retarding foam for industrial use. These activities are the result of two significant acquisitions during 1996, as discussed below.

ACQUISITIONS OF BUSINESS

      On June 1, 1996, the Company purchased 100 percent of the stock of Fire Zap, Inc. (FZI). The consideration for the stock of FZI included 450,000 shares of the Company's Series
      A Convertible Preferred Stock. The purchase agreement also provides for certain contingent payment of an additional
      450,000 preferred shares of the Company if the net revenues for the twelve months ending June 1, 1997, of FZI products and services exceeds $900,000. FZI is in the business of marketing a fire retarding foam as a fire fighting device for industrial use. The acquisition of FZI was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their fair market values. During fiscal 1997, the sellers of FZI returned for cancellation 300,000 shares of the aforementioned preferred stock at the request of management. No consideration was exchanged for the cancelled shares.

      On June 15, 1996, the Company purchased substantially all of the assets of Gulf Coast Cooling Tower Service, Inc. (GCCTS) from the Company's director and secretary. The acquisition resulted in the continuation of the business underlying the assets through the Company's wholly-owned subsidiary Gulf Coast Towers, Inc. (GCT). The consideration for the assets of GCCTS included 599,000 shares of the Company's Series A Convertible Preferred Stock. The acquisition was between entities under common control and accordingly the purchase of assets was recorded at historical value by the Company in a manner similar to a pooling of interest.

      The accompanying consolidated statements of operations reflect the operating results of FZI and GCCTS since the effective date of the acquisitions. The

                                         ENVIRONMENTAL PLUS, INC.
                                                 AND SUBSIDIARIES

                                   Summary of Accounting Policies
=================================================================

      following pro forma unaudited
      consolidated operating results of the Company is presented as though the acquisitions occurred as of September 1, 1995. However FZI results are included only for the period from inception of FZI (January 22, 1996) to August 31, 1996.

                                                        1996
--------------------------------------------------------------------
Net sales                                            $  429,000
Net income (loss)                                        (3,500)
Earning (loss) per share                             $        -


      The pro forma results have been prepared for comparative purposes only and include certain adjustments. They do not purport to be indicative of the consolidated results of operations which actually would have resulted had the combination been in effect on September 1, 1995, or of the future results of operations of the consolidated entities.


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

                                          ENVIRONMENTAL PLUS, INC.
                                                  AND SUBSIDIARIES

                                    Summary of Accounting Policies
==================================================================



      The Company evaluates the recoverability and remaining life of its goodwill and determines whether the goodwill should be completely or partially written-off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount of the goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated future operating cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill.

      During fiscal 1997, these Organization Costs and Goodwill were determined to be completely impaired (see Note 11) and were written-off through a reduction to their carrying value. Prior to impairment, these costs were amortized over a five year period.

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

                                      ENVIRONMENTAL PLUS, INC.
                                              AND SUBSIDIARIES

                                Summary of Accounting Policies
==============================================================

PER SHARE INFORMATION

      Per share information is based on the weighted average number of common and dilutive common equivalent shares outstanding. Common stock equivalents in the form of stock options and warrants are also considered in the computation, if dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose the estimated fair values for its financial instruments for which it is practicable to estimate their values. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      NOTES RECEIVABLE - Certain of the notes receivable have a carrying value which approximates fair value because of the short maturity of those instruments. For the long-term note receivable, the carry value approximates fair value based on bank loans held by the debtor with similar terms and maturity.

      LINE OF CREDIT AND TERM NOTES - Based on the rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the line of credit and term notes approximate the carrying value.

      NOTES PAYABLE TO RELATED PARTY - The carrying value of notes payable to related party approximates fair value because of the short-maturity of those instruments.

NEW ACCOUNTING STANDARDS

      Effective September 1, 1996, the company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a new, fair value-based method of measuring stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method for preparing basic financial statements, SFAS No. 123 requires disclosures in the footnotes of pro forma net earnings and earnings per share information as if the fair value-based method had been adopted. The Company expects no effect from the adoption of this new standard.

                                         ENVIRONMENTAL PLUS, INC.
                                                 AND SUBSIDIARIES

                                   Summary of Accounting Policies
=================================================================

      In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the previous standards for computing earnings per share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997. The Company will comply with the disclosure requirements of SFAS 128 in its financial statements for its fiscal year ending August 31, 1998.


      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those business enterprises report selected financial information about operating segments in interim reports to shareholders.
      It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosure requirements of SFAS Nos. 131 are effective for financial statements for financial years beginning after December 15, 1997. The Company will comply with the disclosure requirements of SFAS No. 131 in its financial statements for its fiscal year ending August 31, 1999.

                                         ENVIRONMENTAL PLUS, INC.
                                                 AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements
=================================================================
1.    INVENTORIES

      Inventories at August 31, 1997 and 1996 consist primarily of parts for construction of cooling towers and trailers totaling $53,128 and $43,256, respectively.

2.    NOTES RECEIVABLE

      Notes receivable are unsecured and consist of the following:

                                                   August 31,       August 31
                                                     1997             1996
   --------------------------------------------------------------------------
      12.5% note due from Lewis Industries,
       principal and interest payable on or
       before December 15, 2005 (see Note 11)      $183,798          $201,369

      Prime plus 1% note due from Tri-State,
       principal and interest payable on or
       before June 2, 2000                           74,396            76,000

      12.5 % note due from Lewis Industries,
       principal and interest payable on or
       before October 8, 1997                        25,000                 -

      12.0% note due from Fire Response
       Systems Inc., principal and
       interest payable on or before August
       30, 1998 - Fire Zap Inc.                      30,210                 -
      -----------------------------------------------------------------------
                                                    313,394           277,369
      Less reserve for doubtful accounts             63,000                 -
      -----------------------------------------------------------------------
                                                   $250,394          $277,369

      =======================================================================

3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                 August 31,      August 31,
                                    1997             1996
     -------------------------------------------------------
     Land                          $ 21,500       $ 21,500
     Building and improvements       75,633         75,633
     Machinery and equipment         29,646         25,323
     Transportation equipment        29,819         29,819
     -------------------------------------------------------
                                    156,598        152,275
     Accumulated depreciation       (20,539)        (7,689)
     -------------------------------------------------------
                                   $136,059       $144,586
     =======================================================

                                        ENVIRONMENTAL PLUS, INC.
                                                AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements
================================================================

4.    LINE OF CREDIT AND NOTES PAYABLE TO RELATED PARTIES

     At August 31, 1997, the Company had net borrowings of $30,240 under a revolving line of credit with a bank. The maximum borrowings under the line of credit is $37,000 and the agreement terminates as of July 31, 1998. The line of credit is secured by a note receivable from Fire Response Systems of FZI and accrues interest at 11.5 percent. In addition, the Company also had net borrowings of $30,000 under term note payable agreement which matures as of December 5, 1997. This note is secured by inventory of FZI and accrues interest at prime rate plus 3 percent (11.5 percent at August 31, 1997).

Notes payable to related parties consist of the following:

                                   August 31,     August 31,
                                      1997          1996
------------------------------------------------------------
12% unsecured demanding note
  payable to officer               $     --         $  5,000
10% unsecured note payable to
  GCCTS, due July 31, 1998           22,000           12,000
10% unsecured note payable to
  shareholder, due July 31, 1998     14,779            1,000
Other                                 1,030              --
------------------------------------------------------------
                                   $ 37,809         $ 18,000
============================================================


5.    TRANSACTIONS WITH RELATED PARTIES

     During fiscal 1996 and 1997 the Company contracted with an affiliate by common control, to perform certain services on the cooling tower related sales. Costs to the Company and cash disbursements to the affiliate totaled $64,070 and $176,885 in 1996 and 1997, respectively.

     At year end the Company had certain notes payable to related parties as discussed in Note 4. During 1996 GD-JD, Inc., an affiliate by common control, loaned the Company $4,000 and made payments on behalf of the Company for $11,391. The net amount due GD-JD, Inc. at August 31, 1996 was forgiven and added to additional paid-in capital.

      During fiscal 1996, certain expenses totaling $23,445 were paid on behalf of the Company by non-shareholders. These payments are recorded as forgiveness of debt.

                                         ENVIRONMENTAL PLUS, INC.
                                                 AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements
=================================================================

     During 1996 and 1997, the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of the three officers $50,000. Therefore, no salaries were paid in fiscal 1996 and 1997. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business (SAB 79). Accordingly, officers' salaries for 1996 and 1997 were imputed. This expense is reflected in the 1996 and 1997 statement of operations and also as an increase to paid-in capital.


6.    INCOME TAXES

     During the years ended August 31, 1996, the Company utilized net operating loss carryforwards of $30,529 to offset taxable income. Therefore, there is no provision for federal income tax for the years then ended. This resulted in a reduction of the recorded deferred tax asset at August 31, 1996 of $10,400, respectively. The related valuation allowance was reduced accordingly. As of August 31, 1997 and 1996, management established a 100 percent valuation allowance since it is more likely than not the deferred tax assets will not be realized based on the weight of available evidence.

       In accordance with the Internal Revenue Code, the availability to carry forward net operating losses incurred prior to 1987 are limited due to a significant change in ownership during that year. If not utilized, these net operating losses will begin to expire in 2006. The remaining net operating losses for tax purposes, are approximately $100,832. However, during fiscal 1996 there was another significant change in ownership which will further limit the availability of those net operating losses (Note 10). The extent of the limitation has not been determined. The Company has investment tax credits available to be carried forward to offset income tax in the amount of $3,364 which expire in 1998 through 2001.

     The net deferred tax asset in the accompanying balance sheets includes the following at August 31:

                                1997            1996
-------------------------------------------------------
Deferred tax asset            $ 91,184       $ 28,284
Less valuation allowance        91,184         28,284
-------------------------------------------------------

                                    --             --

-------------------------------------------------------
Net deferred tax asset        $     --       $     --
=======================================================

                                         ENVIRONMENTAL PLUS, INC.
                                                 AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements
=================================================================


      The valuation allowance activity for the years ended August
31, consists of the following:

                                         1997             1996
-----------------------------------------------------------------

Balance, beginning of year            $ 28,284         $ 38,684
Utilization of net operating losses         --          (10,400)
Current year net operating loss         62,900               --
-----------------------------------------------------------------

Balance, end of year                  $ 91,184           28,284
=================================================================

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


8.    COMMITMENTS AND  CONTINGENCIES

     The Company entered into a Financial Advisory Agreement with
Barron and Chase Securities. As part of the agreement the Company issued 1,500,000 shares of its common stock. The agreement outlines the duties of the financial advisor and the fees for the related services.

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

                                         ENVIRONMENTAL PLUS, INC.
                                                 AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements
=================================================================

9.    RETIREMENT PLAN

     Effective August 1, 1994, the Company was provided with a 401(k) Retirement Savings Plan (the Plan) through KOC, that covered substantially all of its employees. Under the provisions of the Plan, employees were limited in contributions to 20 percent of their gross wages. The Company contributed $.25 for each dollar of the first $1,000 contributed by employees. Pursuant to the change in ownership as discussed in Note 10, the employees are no longer covered under this Plan.


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

11.   SUBSEQUENT EVENT AND GOING CONCERN

      The Company has incurred operating losses over the last two years, which raises doubt about the Company's ability to continue as a going concern.

      During January 1998 and as part of management's plan to have the Company continue to operate in the foreseeable future, a Stock Purchase Agreement was entered into among Terminator Technologies, Inc. (TTI), a Texas corporation, EPI and various shareholders of EPI. As stated in the Agreement, TTI will become the new control group through the purchase of the majority shares of EPI and its various shareholders. However, the agreement is subject to completion and satisfaction of several covenants and conditions of agreement. As part of the conditions, EPI will consummate a reverse stock split of its common shares on the basis of 1 for 10. The Company currently has 40,329,136 shares of common stock and 1,024,000 shares of preferred stock issued and outstanding. After the reverse stock split and as a part of the Agreement, EPI would no longer have any outstanding shares of preferred stock and 4,062,006 shares of common stock outstanding. TTI will own 2,472,282 (61 percent) shares of the outstanding common stock. The various shareholders and EPI will receive
$105,003 and $20,000, respectively, as proceeds from sale of shares to TTI. As part of the Agreement, certain shareholders will retain the notes receivable from Lewis Industries and Tri-State as discussed in Note 2. The Agreement expires on February 28,
1998 or at the date set forth therein.

                                        ENVIRONMENTAL PLUS, INC.
                                                AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements
================================================================

      If the Stock Purchase Agreement is consummated, TTI expects to contribute significant operating assets and working capital to the Company. Management believes that the Stock Purchase Agreement will be completed during fiscal 1998 and should provide adequate assets and working capital to allow the Company to continue for the foreseeable future.


12.  SUPPLEMENTAL CASH FLOW INFORMATION

     During the fiscal 1997 and 1996 no cash was paid for interest or income taxes.

      As described in Note 5, the Company recognized forgiveness of debt income in 1996 in the amount of $23,455.

      As described in the Accounting Policies, during fiscal 1996 the Company issued 574,184 preferred shares and 450,000 common shares in the acquisitions of Gulf Coast Towers, Inc. and Fire
Zap, Inc., respectively.

      During 1996 the Company issued 1,573,443 common shares for services provided. Also in 1996, additional paid-in capital was credited for the payment of certain accruals totaling $12,996 by shareholders.