Form 10QSB
period 1997-11-30
ENVIRONMENTAL PLUS INC /TX/
filed 1998-03-11
CIK 759401

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    QUARTERLY PERIOD ENDED NOVEMBER 30, 1997.

     [   ]          TRANSITION REPORT PURSUANT TO SECTIONS 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM _____________
                    TO _____________.

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

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements:


               ENVIRONMENTAL PLUS, INCORPORATED
                      AND SUBSIDIARIES
            Consolidated Balance Sheets (Unaudited)
             November 30, 1997 and August 31, 1997

                                                    November 30,        August 31,
                                                       1997                1997
-----------------------------------------------------------------------------------
ASSETS
CURRENT
   Cash                                             $   2,556           $  19,226
   Accounts receivable - trade                         19,578              12,880
   Note receivable                                     29,412              55,210
   Inventory                                           53,375              53,128
   Other                                                5,835               9,495
                                                    ---------            --------
Total current assets                                  110,756             149,939

NOTE RECEIVABLE                                       179,455             195,184

PROPERTY, PLANT AND EQUIPMENT - NET                   132,847             136,059
OTHER
   Goodwill and organization costs- net                    --                  --
                                                    ---------           ---------
                                                    $ 423,058           $ 481,182
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $  47,527              71,083
   Accrued expenses                                     4,870               5,605
   Line of credit and term notes                       57,902              60,240
   Notes payable and due to related parties            18,487              37,809
                                                    ---------           ---------
Total Current Liabilities                           $ 128,786           $ 174,737

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, (100,000,000 authorized;
     $1.00 par, 1,024,000 shares issued and
     outstanding, respectively)                      466,600              466,600
   Common stock (100,000,000 shares
     authorized, $.001 par, 40,329,136
     shares issued and outstanding)                   40,328               40,328
   Paid-in Capital                                   644,084              644,084
   Accumulated deficit                              (856,740)            (844,567)
                                                   ---------            ---------
   Total Stockholders' Equity                        294,272              306,445
                                                   ---------            ---------
                                                   $ 423,058              481,182
                                                   =========            =========


                 ENVIRONMENTAL PLUS, INCORPORATED
                        AND SUBSIDIARIES
               Consolidated Statements of Operations


Three months ended November 30,                         1997                1996
-----------------------------------------------------------------------------------

REVENUES:
   Sales                                           $   17,703          $  221,753
   Interest                                             8,568               7,500
                                                   ----------          ----------
Total                                                  26,271             229,253

COST OF SALES                                          10,522             210,476

GENERAL AND ADMINISTRATIVE
   Depreciation and amortization                        3,213               4,484
   Payroll taxes                                          338                  --
   Interest and bank charges                            2,822               1,023
   Supplies                                               187                 604
   Professional fees                                    3,560                 900
   Taxes and licenses                                     530                 237
   Utilities and telephone                              1,192               1,375
   Salaries and benefits                               10,806              37,500
   Travel                                                 650                 683
   Insurance                                            3,855                  --
   Other Administrative Expenses                          769                 900
                                                   ----------           ---------
Total General and Administrative                       27,922              47,706

NET INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                              (12,173)            (28,929)

INCOME TAXES                                               --                  --

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM           (12,173)            (28,929)

EXTRAORDINARY ITEM - FORGIVENESS OF DEBT                   --                  --

NET INCOME (LOSS)                                     (12,173)            (28,929)

PER SHARE DATA:
   Net income (loss) per share                             --                  --
   Weighted Average shares outstanding             40,329,136          40,329,136


                   ENVIRONMENTAL PLUS, INCORPORATED
                          AND SUBSIDIARIES
                Consolidated Statements of Cash Flows


Three Months ended November 30,                         1997                 1996
-------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (loss) from operations                   $ (12,173)          $  (28,929)
   Adjustments to reconcile income (loss)
     from operations to cash provided by
     (used in) operating activities:
     Depreciation and amortization                     3,213                4,484
     Imputed officers' salaries                           --               37,500
     Change in assets and liabilities:
       Increase in accounts receivable - trade        (6,698)            (198,865)
       (Increase) decrease in inventory                  247               43,256
       Decrease in other assets                        3,660                2,500
       Increase (Decrease) in accounts payable
         and accrued expenses                        (24,291)             139,932
                                                   ---------            ---------
Net cash flows used in operating activities          (36,536)                (123)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of capital assets                             --                   --

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit and
    notes payable                                         --                   --
   Retirement of debt                                (21,660)                  --
   Collection of note receivable                      41,526                   --
   Loan on note receivable                                --                   --

Net cash flows provided by financing activities       19,866                   --

Increase (Decrease) in Cash                          (16,670)                (123)
Cash, beginning of period                             19,226               10,561
                                                   ---------            ---------
Cash, end of period                                $   2,556            $  10,438


                ENVIRONMENTAL PLUS, INCORPORATED
                       AND SUBSIDIARIES
                 Notes to Financial Statements
                      November 30, 1997
-------------------------------------------------------------------------


NOTE 1 - STATEMENT BY MANAGEMENT CONCERNING INTERIM FINANCIAL
         INFORMATION

The financial information for November 30, 1997, included herein is unaudited and does not include all information and footnotes required by generally accepted accounting principles for complete financial statements; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to a fair statement of the results for the interim period. It is suggested, however, that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's August 31, 1997 Annual Report on Form 10-K.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended November 30, 1997, the Company used cash to pay interest expense in the amount of $794. No cash was paid for income taxes.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS:

GENERAL
-------

     The Company's results of operations for the quarter ended November 30, 1997 were significantly affected by the Company's acquisition in July, 1996 of substantially all of the assets of Gulf Coast Cooling Tower Services, Inc. ("GCCST"), a company engaged in the industrial cooling tower services business. Virtually all of the Company's revenues for the quarter ended November 30, 1997 were derived from operations resulting from the GCCST acquisition.

     Gulf Coast Cooling Towers, Inc., a wholly owned subsidiary of the Company ("GCCT"), undertakes the Company's business of construction and repair of industrial cooling towers, primarily in Texas, Louisiana and Arkansas. GCCT has entered into a maintenance contract with a Texas public utility company which contract continued through December 31, 1997. This contract did not provide sufficient revenue to GCCT during the quarter ended November 30, 1997 to service all debt and pay all expenses related to GCCT's business. GCCT is engaged in active bidding for similar contracts with other utility and petro chemical companies.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's working capital deficit at November 30, 1997 was $(18,030) compared to a working capital deficit of $(24,798) at August 31, 1997. Cash and cash equivalent decreased to $2,556 at November 30, 1997, compared to $19,226 at August 31, 1997. The decrease in cash and cash equivalents was the result of the decrease in revenues and a reduction in trade accounts payable during the quarter ended November 30, 1997. During the quarter ended November 30, 1997, cash was used to fund normal working capital requirements, including efforts to market GCCT business. The trade accounts receivable at November 30, 1997 was $19,578 compared to $12,880 at August 31, 1997.

     The Company's inventory levels remained relatively constant at $53,375 and $53,128 as of November 30, 1997 and August 31,
1997, respectively.

     Trade accounts payable at November 30, 1997 decreased to $47,527 from $71,083 at August 31, 1997 as a result of decreased sales and payments made during the quarter.

     The Company made no capital acquisitions or improvement expenditures during the three month period ended November 30, 1997. While the Company is not anticipating any capital expenditures over the next three quarters with respect to its present operations, any funding for unexpected capital expenditures or improvements will be paid from cash flows generated through operating activities or additional sources of financing, if available. See "Subsequent Event."

     No significant disposition of equipment occurred during the three month period ended November 30, 1997 and none is planned during the next three month period.

     Based upon current operations and internally generated cash flows, management believes that adequate resources will be available to meet current and future requirements.

RESULTS OF OPERATIONS
---------------------

     As discussed above, GCCT has utilized the assets acquired from GCCST to continue the Company's business. GCCT generated revenues during the quarter ended November 30, 1997 pursuant to the maintenance contract with a Texas public utility company. As discussed above, the maintenance contract continued through December 31, 1997.

     FZI experienced some activity in the quarter ended November
30, 1997, but contributed virtually no income towards the Company's revenues for the quarter.

     Revenue from sales and other sources for the quarter ended November 30, 1997 was $17,703 and $8,568 respectively, compared to $221,753 and $7,500 in the first quarter of fiscal 1997. The decrease in sales revenue reflects a decline in the business operations of GCCT.

     The costs of sales for the quarter ended November 30, 1997 was $10,522 as compared to $210,476 during the first quarter of
fiscal 1997.   The decrease in costs of sales is attributable to
the decrease in revenues during such periods.


     During 1996, the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of the three officers $50,000. Salaries and benefits for the quarter ended November 30, 1997 was $10,806 as compared to an imputed $37,500 for the three months ended November 30, 1996. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business. Accordingly, officers' salaries for 1996 were imputed based on the actual number of months in operation in 1996. No officers' salaries were paid during the quarter ended November 30, 1997.

     General and Administrative expenses, which includes salaries and benefits discussed above, decreased during the quarter ended November 30, 1997 to $27,922 from $47,706 during the quarter ended November 30, 1996. This decrease is attributable to decreased sales activities during such periods.

     The Company has no material commitments for capital expenditures as of the end of its latest fiscal period. As further discussed below, the Company intends to change the focus of its operations.

SUBSEQUENT EVENT
----------------

     The Company has incurred operating losses over the last two years which raises substantial doubt about the Company's ability to continue as a going concern. Effective January 15, 1998, and as part of management's plan to have the Company continue to operate in the foreseeable future, a Stock Purchase Agreement was entered into among Terminator Technologies, Inc. ("TTI"), a Texas corporation, the Company and various shareholders of the Company (the "Agreement"). According to the Agreement,
TTI or its designee will become the new controlling shareholder(s) and control group of the Company, through the purchase of the majority shares of the Company from certain shareholders, including present management shareholders. The Agreement is subject to completion and satisfaction of several covenants and conditions as more fully set out in the Agreement. As part of the conditions, among other things, the Company will be required to consummate a reverse stock split of its shares on the bases of 1-for-10. The Company currently has 40,433,549 ($.001 par value) shares of common stock and 749,000 ($1.00 par value) shares of preferred stock issued and outstanding. After the reverse stock split and as part of the Agreement, the Company will have zero
(0) issued and outstanding shares of preferred stock and 4,043,354 ($.01 par value) shares of common stock issued and outstanding. TTI or its designee will own approximately 2,362,282 shares (58%) of the issued and outstanding common stock. The selling shareholders and the Company will receive $105,003 and $20,000, respectively, in proceeds from the sale of shares and a warrant to TTI.

     In addition, pursuant to the Agreement, and subject to shareholder approval, the Company will sell substantially all of its assets to Mr. George Davis in exchange for Mr. Davis' transfer to the Company of 599,000 shares of preferred ($1.00 par value) stock presently owned by Mr. Davis. Additionally, TTI will purchase from the Company a warrant to purchase up to 1,500,000 additional common shares at $.04445 per share.

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

     A copy of the Agreement between TTI, the Company and certain of its shareholders has been filed with the Company's
Annual Report on Form 10-KSB and is specifically incorporated herein by reference.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995.
----------------------------------------------------

     Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources and any anticipated changes on the Company's business following the consummation (if any) of the Stock Purchase Agreement, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation, potential quarterly fluctuation in sales; risks associated with acquisitions and expansion, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

YEAR 2000 COMPLIANCE
--------------------

     The Company is aware of the issues associated with the programming code in existing computer systems and software as the millennium (year 2000) approaches. The Company intends to address problems with the "year 2000" issue during the fiscal year ending August 31, 1998. Management has not yet assessed the "year 2000" compliance expense and related potential effect on the Company's earnings.

                             PART II
Items 1. - 5.

     No "other" information required.

Item 6. Exhibits and Reports on Form 8-K.

       (a)  Exhibits

            27.1    Financial Data Schedule (filed herewith)


       (b)  Reports on Form 8-K.

            No Reports on Form 8-K were filed by the Company during the quarter ended November 30, 1997.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ENVIRONMENTAL PLUS, INCORPORATED



March 10, 1998                /s/ GEORGE DAVIS
                              ------------------------------------
                              George Davis, Chairman of the Board
                              of Directors