Form 10QSB
period 1998-02-28
ENVIRONMENTAL PLUS INC /TX/
filed 1998-05-05
CIK 759401

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    QUARTERLY PERIOD ENDED FEBRUARY 28, 1998.

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

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements:


               ENVIRONMENTAL PLUS, INCORPORATED
                      AND SUBSIDIARIES
            Consolidated Balance Sheets
            February 28, 1998 (Unaudited) and August 31, 1997

                                                    February 28,        August 31,
                                                       1998                1997
-----------------------------------------------------------------------------------
ASSETS
CURRENT
   Cash                                             $   7,388           $  19,226
   Accounts receivable - trade                          3,718              12,880
   Note receivable                                     29,412              55,210
   Inventory                                           53,375              53,128
   Other                                               24,810               9,495
                                                    ---------            --------
Total current assets                                  118,703             149,939

NOTE RECEIVABLE                                       156,343             195,184

PROPERTY, PLANT AND EQUIPMENT - NET                   129,634             136,059
OTHER
   Goodwill and organization costs- net                    --                  --
                                                    ---------           ---------
                                                    $ 404,680           $ 481,182
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $  90,719              71,083
   Accrued expenses                                     1,643               5,605
   Line of credit and term notes                       57,234              60,240
   Notes payable and due to related parties             1,030              37,809
                                                    ---------           ---------
Total Current Liabilities                           $ 150,626           $ 174,737

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, (100,000,000 authorized;
     $1.00 par, 1,024,000 shares issued and
     outstanding, respectively)                      466,600              466,600
   Common stock (100,000,000 shares
     authorized, $.001 par, 40,371,873
     shares issued and outstanding)                   40,328               40,328
   Paid-in Capital                                   644,084              644,084
   Accumulated deficit                              (896,958)            (844,567)
                                                   ---------            ---------
   Total Stockholders' Equity                        254,054              306,445
                                                   ---------            ---------
                                                   $ 404,680              481,182
                                                   =========            =========


                 ENVIRONMENTAL PLUS, INCORPORATED
                        AND SUBSIDIARIES
               Consolidated Statements of Operations


                                 Three months ended                    Six months ended
                             February 1998  February 1997          February 1998  February 1997
----------------------------------------------------------------------------------------------------------------

REVENUES:
   Sales                     $      569     $   20,054             $   18,272     $  241,807
   Interest                       7,507          8,611                 16,075         16,111
                             ----------     ----------              ---------      ---------
Total                             8,076         28,665                 34,347        257,918

COST OF SALES                       -           (4,616)                10,522        205,860

GENERAL AND ADMINISTRATIVE
   Depreciation and amortization  3,212          4,670                  6,425          9,154
   Payroll taxes                      -              -                    338              -
   Interest and bank charges      1,745          2,120                  4,567          3,143
   Supplies                         512             80                    699            684
   Professional fees             41,422         53,943                 44,982         54,843
   Taxes and licenses                 -              9                    530              -
   Utilities and telephone          151            465                  1,343          1,840
   Salaries and benefits              -         37,500                 10,806         75,000
   Travel                             -              -                    650            683
   Insurance                      1,252              -                  5,107              -
   Other Administrative
     Expenses                         -              -                    769          1,146
                             ----------      ---------             ----------      ---------
Total General and
  Administrative                 48,294         98,767                 76,216        146,493

NET INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEM  (40,218)       (65,506)                (52,391)       (94,435)

INCOME TAXES                         -              -                       -              -

NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM             (40,218)       (65,506)                (52,391)       (94,435)

EXTRAORDINARY ITEM -
FORGIVENESS OF DEBT                  -              -                       -              -
NET INCOME (LOSS)              (40,218)       (65,506)                (52,391)       (94,435)

PER SHARE DATA:
   Net income (loss)
     per share                       -              -                       -              -
   Weighted Average shares
     outstanding             40,371,873     40,371,873             40,329,136     40,329,136


                   ENVIRONMENTAL PLUS, INCORPORATED
                          AND SUBSIDIARIES
                Consolidated Statements of Cash Flows


                                                 Three Months ended                  Six Months ended
                                             February 1997  February 1996       February 1998  February 1997
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (loss) from operations             $ (40,218)     $ (65,506)          $ (52,391)     $ (94,435)
   Adjustments to reconcile income (loss)
     from operations to cash provided by
     (used in) operating activities:
     Depreciation and amortization                3,212         4,669               6,425         9,153
     Imputed officers' salaries                       -        19,162                   -        56,662
     Change in assets and liabilities:
       Increase in accounts receivable - trade   15,860       204,416               9,162         5,550
       (Increase) decrease in inventory               -       (21,777)               (247)       21,479
       Decrease in other assets                 (18,875)       11,872             (15,315)       14,372
       Increase (Decrease) in accounts payable
         and accrued expenses                    39,965      (138,472)             15,674         1,460
                                              ---------      ---------          ---------      --------
Net cash flows used in operating activities        (156)       14,364             (36,692)       14,241

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of capital assets                         -             -                   -             -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit and
    notes payable                                     -             -                  -              -
   Retirement of debt                           (18,125)            -             (39,785)            -
   Collection of note receivable                 23,113         2,433              64,639         2,433
   Loan on note receivable                            -       (10,000)                  -       (10,000)

Net cash flows provided by financing activities   4,988        (7,567)             24,854        (7,567)

Increase (Decrease) in Cash                       4,832         6,797             (11,838)        6,674
Cash, beginning of period                         2,556        10,438              19,226        10,561
                                              ---------     ---------           ---------     ---------
Cash, end of period                           $   7,388     $  17,235           $   7,388     $  17,235


                ENVIRONMENTAL PLUS, INCORPORATED
                       AND SUBSIDIARIES
                 Notes to Financial Statements
                      November 30, 1997
-------------------------------------------------------------------------


NOTE 1 - STATEMENT BY MANAGEMENT CONCERNING INTERIM FINANCIAL
         INFORMATION

The financial information for February 28, 1998, included herein is unaudited and does not include all information and footnotes required by generally accepted accounting principles for complete financial statements; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to a fair statement of the results for the interim period. It is suggested, however, that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's August 31, 1997 Annual Report on Form 10-K.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended February 28, 1998, the Company used cash to pay interest expense in the amount of $5,766. No cash was paid for income taxes.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS:

GENERAL
-------

     The Company's results of operations for the quarter ended February 28, 1998 and the six months ended February 28, 1998 were significantly affected by the Company's acquisition in July, 1996 of substantially all of the assets of Gulf Coast Cooling Tower Services, Inc. ("GCCST"), a company engaged in the industrial cooling tower services business. Virtually all of the Company's revenues for the quarter and six months ended February 28, 1998 were derived from operations resulting from the GCCST acquisition.

     Gulf Coast Cooling Towers, Inc., a wholly owned subsidiary of the Company ("GCCT"), undertakes the Company's business of construction and repair of industrial cooling towers, primarily in Texas, Louisiana and Arkansas. GCCT entered into a maintenance contract with a Texas public utility company which contract continued through December 31, 1997. This contract did not provide sufficient revenue to GCCT during the quarter or six months ended February 28, 1998 to service all debt and pay all expenses related to GCCT's business. GCCT is engaged in active bidding for similar contracts with other utility and petro chemical companies.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's working capital deficit at February 28, 1998 was $<31,923> compared to $207,878 at February 28, 1997 and $(24,798) at August 31, 1997. Cash and cash equivalent decreased to $7,338 at February 28, 1998 as compared to $17,235 at February 28, 1997 and $19,226 at August 31, 1997. The decrease in cash and cash equivalents for the quarter ended February 28, 1998 was primarily the result of reduced revenue. The decrease in cash and cash equivalent for the six months ended February 28, 1998 was the result of the decrease in revenues and a reduction in trade accounts payable during that period. During the quarter ended February 28, 1998, cash was used to fund normal working capital requirements, including efforts to market GCCT business. The trade accounts receivable at February 28, 1998 was $3,718 compared to $41,700 at February 28, 1997 and $12,880 at August 31, 1997.

     The Company's inventory levels were at $53,375 at February
28, 1998 an increase from $21,777 at February 28, 1997 and $53,128 at August 31, 1997, respectively.

     Trade accounts payable at February 28, 1998 increased to $90,719 compared to $ 31,615 at February 28, 1997 and $71,083 at August 31, 1997 as a result of decreased sales and payments made during the quarter and the six-month period.

     The Company made no capital acquisitions or improvement expenditures during the six-month period ended February 28, 1998. While the Company is not anticipating any capital expenditures over the next two quarters with respect to its present operations, any funding for unexpected capital expenditures or improvements will be paid from cash flows generated through operating activities or additional sources of financing, if available. See "Subsequent Event."

     No significant disposition of equipment occurred during the six-month period ended February 28, 1998. The Company plans to sell substantially all of it assets during the next three months. See "Subsequent Event."


     Based upon current operations and internally generated cash flows, management believes that adequate resources will be available to meet current and future requirements.

RESULTS OF OPERATIONS
---------------------

     As discussed above, GCCT has utilized the assets acquired from GCCST to continue the Company's business. GCCT generated revenues during the quarter ended February 28, 1998 pursuant to the maintenance contract with a Texas public utility company. As discussed above, the maintenance contract continued through December 31, 1997.

     FZI experienced virtually no activity in the quarter and six month period ended February 28, 1998, and contributed virtually no income towards the Company's revenues for the quarter.

     Revenue from sales and other sources for the quarter ended February 29, 1998 was $569 and $7,507, respectively compared to $20,054 and $8,611 in the same period of fiscal 1997. Revenues from sales and other sources for the six-months ended February 28, 1998 was $18,272 and $16,075, respectively, compared to $241,807 and $16,111, respectively for the six months ended February 28, 1997. The decrease in sales revenue reflects a decline in the business operations of GCCT.

     The costs of sales for the quarter ended February 28, 1998 was -0- as compared to $(4,616) during the same period of fiscal 1997. The costs of sales for the six months ended February 28, 1998 was $10,522 as compared to $205,860 for the same period in fiscal 1997. The decrease in costs of sales is attributable to the decrease in revenues during such periods.


     During 1996, the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of the three officers $50,000. Salaries and benefits for the quarter ended February 28, 1998 was -0- as compared to an imputed $37,500 for the three months ended February 28, 1997. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business. Accordingly, officers' salaries for 1996 were imputed based on the actual number of months in operation in 1996. No officers' salaries were paid during the quarter ended February 28, 1998.

     General and Administrative expenses, which includes salaries and benefits discussed above, decreased during the quarter ended February 28, 1998 to $48,294 from $98,787 during the quarter ended February 28, 1997. This decrease is attributable to decreased sales activities during such periods.

     The Company has no material commitments for capital expenditures as of the end of its latest fiscal period. As further discussed below, the Company intends to change the focus of its operations.

SUBSEQUENT EVENT
----------------

     The Company has incurred operating losses over the last two years which raised substantial doubt about the Company's ability to continue as a going concern. Effective January 15, 1998, and as part of management's plan to have the Company continue to operate in the foreseeable future, a Stock Purchase Agreement was entered into among Terminator Technologies, Inc. ("TTI"), a Texas corporation, the Company and various shareholders of the Company (the "Agreement"). According to the Agreement,
TTI or its designee will become the new controlling shareholder(s) and control group of the Company, through the purchase of the majority shares of the Company from certain shareholders, including present management shareholders. The Agreement is subject to completion and satisfaction of several covenants and conditions as more fully set out in the Agreement. As part of the conditions, among other things, the Company will be required to consummate a reverse stock split of its shares on the bases of 1-for-10. The Company currently has 40,433,549 ($.001 par value) shares of common stock and 749,000 ($1.00 par value) shares of preferred stock issued and outstanding. After the reverse stock split and as part of the Agreement, the Company will have zero
(0) issued and outstanding shares of preferred stock and 4,043,354 ($.01 par value) shares of common stock issued and outstanding. TTI or its designee will own approximately 2,362,282 shares (58%) of the issued and outstanding common stock. The selling shareholders and the Company will receive $105,003 and $20,000, respectively, in proceeds from the sale of shares and a warrant to TTI.

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

      The transaction which is the subject of the Agreement between TTI, the Company and certain of its shareholders is scheduled to close between April 30, 1998 and May 5, 1998.

      At a duly noticed and conducted special meeting of the shareholders of the Company held on April 17, 1998, the shareholders approved the following proposals by an affirmative vote of 33,842,837 and 32,701,991, respectively:

      1. A proposal to approve and adopt amendments to the Articles of Incorporation of the Company to effect a reverse stock split in which each share of common stock of the Company currently issued and outstanding or held in the treasury would be reclassified and exchanged into one-tenth (1/10) of a share of new Common Stock of the Company thereby reducing the number of issued and outstanding shares of Common Stock of the Company from 40,433,459 to 4,043,354 (adjusted for the rounding of any fractional shares up to the nearest whole share), and the par value of each share of the Company's Common Stock would be increased from $0.001 to $0.01 per share, and (ii) change the name of the Company to "TTI Industries, Incorporated."; and

      2. A proposal to approve the Company's sale of substantially all of its assets resulting from the sale of the capital stock of (a) Gulf Coast Towers, Inc., a wholly owned subsidiary of the Company, to George Davis, Chairman of the Board of the Company, in exchange for all of his outstanding shares (599,000) of the Company's Series A convertible preferred stock, $1.00 par value per share, which were issued in connection with the Company's acquisition of the assets currently operated by GCT from Mr. Davis, and
           (b) FireZap, Inc., a wholly owned subsidiary of the Company, to H. Wayne Franklin in exchange for all of his outstanding shares (150,000) of Company Preferred Stock which were issued in connection with the Company's acquisition of FZI from Mr. Franklin.

On April 30, 1998, the Company completed the transactions regarding FZI and GCT as referenced in Proposal 2 adopted by the shareholders on April 17, 1998. Effective May 1, 1998 the Company changed its name to TTI Industries, Incorporated, effected the 10 to 1 reverse stock split, and changed its trading symbol to TTIA.

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


                              ENVIRONMENTAL PLUS, INCORPORATED



April 28, 1998                  /s/ GEORGE DAVIS
                              ------------------------------------
                              George Davis, Chairman of the Board
                              of Directors