Form 10QSB
period 1998-05-31
TTI INDUSTRIES INC /TX/
filed 1998-07-16
CIK 759401

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

   [ X ]          QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  QUARTERLY PERIOD ENDED MAY 31, 1998.

   [   ]          TRANSITION REPORT PURSUANT TO SECTIONS 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____________
                  TO _____________.

Commission File Number:  0-13041
                         -------

                  TTI INDUSTRIES, INCORPORATED
                 (F/K/A ENVIRONMENTAL PLUS, INC.)
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


     Texas                                        75-1939021
---------------------------------             -------------------
  (State or other jurisdiction                  (IRS Employer
of incorporation or organization)             Identification No.)


3838 Oak Lawn Avenue, Dallas, Texas                      75219
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                         (214)  520-1702
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

ENVIRONMENTAL PLUS, INC., Route 1, Box 41, Overton, Texas   75684
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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

         4,043,354 shares of Common Stock, no par value
-----------------------------------------------------------------
    (The number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date)

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements:


                  TTI INDUSTRIES, INCORPORATED
            (F/K/A ENVIRONMENTAL PLUS, INCORPORATED)
                        AND SUBSIDIARIES
                   Consolidated Balance Sheets
          May 31, 1998 (Unaudited) and August 31, 1997


                                                      May 31,        August 31,
                                                       1998             1997
-----------------------------------------------------------------------------------
ASSETS
CURRENT
   Cash                                             $      12        $  19,226
   Accounts receivable - trade                             --           12,880
   Note receivable                                         --           55,210
   Inventory                                               --           53,128
   Other                                               20,000            9,495
                                                    ---------        ---------
Total current assets                                   20,012          149,939

NOTE RECEIVABLE                                            --          195,184

PROPERTY, PLANT AND EQUIPMENT - NET                        --          136,059
OTHER
   Goodwill and organization costs- net                    --               --
                                                    ---------        ---------
                                                    $  20,012        $ 481,182
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $  20,012           71,083
   Accrued expenses                                        --            5,605
   Line of credit and term notes                           --           60,240
   Notes payable and due to related parties                --           37,809
                                                    ---------        ---------
Total Current Liabilities                           $  20,012        $ 174,737

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, (100,000,000 authorized;
     $1.00 par, 1,024,000 shares issued and
     outstanding, respectively)                            --          466,600
   Common stock (100,000,000 shares
     authorized, $.001 par, 41,049,000
     shares issued and outstanding as of
     August 31, 1997 and 4,043,354 shares
     issued and outstanding)                           40,328           40,328
   Paid-in Capital                                    960,512          644,084
   Accumulated deficit                             (1,000,840)        (844,567)
                                                    ---------        ---------
   Total Stockholders' Equity                              --          306,445
                                                    ---------        ---------
                                                    $  20,012          481,182
                                                    =========        =========


                ENVIRONMENTAL PLUS, INCORPORATED
                        AND SUBSIDIARIES
              Consolidated Statements of Operations



                                  Three months ended                   Nine months ended
                                May 1998       May 1997              May 1998      May 1997
-------------------------------------------------------------------------------------------

REVENUES:
   Sales                      $        0     $  240,574             $   18,272     $ 482,381
   Interest                          319          9,717                 16,394        25,828
                              ----------     ----------              ---------     ---------
Total                                319        250,291                 34,666       508,209

COST OF SALES                        -          183,436                 10,522       389,296

GENERAL AND ADMINISTRATIVE
   Depreciation and amortization   2,502          4,578                  8,927        13,732
   Payroll taxes                       -              -                    338             -
   Interest and bank charges       1,082          3,621                  5,649         6,764
   Supplies                            -            241                    699           924
   Professional fees              20,159         11,284                 65,141        66,127
   Taxes and licenses              1,533            980                  2,063         1,226
   Utilities and telephone            89          1,318                  1,432         3,158
   Salaries and benefits               -         37,500                 10,806       112,500
   Travel                              -          1,007                    650         1,690
   Insurance                           -              -                  5,107             -
   Bad Debts                      69,083              -                 69,083             -
   Other Administrative
     Expenses                      9,753          3,895                 10,522         4,795
                              ----------      ---------             ----------     ---------
Total General and
  Administrative                 104,201         64,424                180,417       210,917

NET INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEM  (103,882)         2,431                (156,273)      (92,004)

INCOME TAXES                          -              -                       -             -

NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM             (103,882)         2,431                (156,273)      (92,004)

EXTRAORDINARY ITEM -
FORGIVENESS OF DEBT                   -              -                       -             -

NET INCOME (LOSS)              (103,882)         2,431                (156,273)      (92,004)

PER SHARE DATA:
   Net income (loss)
     per share                     (.03)             -                       -             -
   Weighted Average shares
     outstanding              4,043,354     40,329,136               4,043,354    40,329,136


                ENVIRONMENTAL PLUS, INCORPORATED
                        AND SUBSIDIARIES
              Consolidated Statements of Cash Flows


                                                 Three Months ended                 Nine Months ended
                                               May 1997       May 1997            May 1998      May 1997
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (loss) from operations             $(103,882)     $   2,431           $(156,273)     $  (92,004)
   Adjustments to reconcile income (loss)
     from operations to cash provided by
     (used in) operating activities:
     Depreciation and amortization                2,502         4,578               8,927          13,732
     Imputed officers' salaries                       -        35,679                   -          92,342
     Reserve for bad debts                       69,083             -              69,083               -
     Change in assets and liabilities:
       Increase in accounts receivable - trade      344      (174,730)              9,506        (169,180)
       (Increase) decrease in inventory              47        (3,389)               (200)         18,088
       Decrease in other assets                       -        (1,536)            (15,315)         12,836
       Increase (Decrease) in accounts payable
         and accrued expenses                   (43,233)      (25,167)            (27,559)        (23,707)
                                              ---------      ---------          ---------      ----------
Net cash flows used in operating activities     (75,179)     (162,134)           (111,831)       (147,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of capital assets                         -          (375)                  -               -
   Shareholder contribution to capital           30,491             -              30,491               -
   Sale of Subsidiaries                          (3,205)            -              (3,205)              -

   Net Cash Flows Provided by (used in)
     Investing Activities                        27,286          (375)             27,286            (375)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit and
    notes payable                                     -       150,000                  -          150,000
   Retirement of debt                                 -             -             (39,785)              -
   Shareholder loans                             34,132             -              34,132               -
   Collection of note receivable                  6,345             -              75,984               -
   Loan on note receivable                            -             -              65,331         (10,000)

Net cash flows provided by financing activities  40,477       167,451              65,331         159,884

Increase (Decrease) in Cash                      (7,376)        4,942             (19,214)         11,616
Cash, beginning of period                         7,388        17,235              19,226          10,561
                                              ---------     ---------           ---------      ----------
Cash, end of period                           $      12     $  22,177           $      12      $   22,177


                ENVIRONMENTAL PLUS, INCORPORATED
                        AND SUBSIDIARIES
                  Notes to Financial Statements
                          May 31, 1998
----------------------------------------------------------------


NOTE 1 - STATEMENT BY MANAGEMENT CONCERNING INTERIM FINANCIAL
         INFORMATION

The financial information for May 31, 1998, included herein is unaudited and does not include all information and footnotes required by generally accepted accounting principles for complete financial statements; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. It is suggested, however, that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's August 31, 1997 Annual Report on Form 10-K.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended May 31, 1998, the Company used cash to pay interest expense in the amount of $5,766. No cash was paid for income taxes.

NOTE 3 - NONCASH INVESTING AND FINANCING TRANSACTIONS

The Company sold all capital stock of its wholly owned subsidiary, Gulf Coast Towers and Fire Zap, Inc., in exchange for all of the outstanding shares of the Company's Series A convertible preferred stock, $1.00 par value per share, which was issued in connection with the Company's acquisition of such subsidiaries. The capital stock of the wholly owned subsidiaries was sold at the book value of the net assets of the respective companies, therefore no gain or loss was recognized by the Company. The transaction resulted in a $466,600 charge to the preferred stock account and a $265,936 credit to additional paid-in capital. All previously outstanding preferred shares were canceled. Cash and cash equivalents included in the net assets of the subsidiaries at the time of the exchange totaled $3,205.

The Company adopted amendments to the Articles of Incorporation to effect a reverse stock split in which each share of common stock of the Company currently issued and outstanding or held in treasury would be reclassified and exchanged into one-tenth of a share of new common stock of the Company, thereby reducing the number of issued and outstanding shares of common stock of the Company from 40,433,549 to 4,043,354, and the par value of each share of the Company's common stock was increased from $0.001 to $0.01 per share.

The Company agreed to grant to a shareholder owning fifty-eight percent of the Company's common stock a warrant to acquire up to
1.5 million shares of common stock (calculated following the reverse stock split) with an exercise price of $0.04445 per share in exchange for $20,000. The transaction resulted in a $20,000 credit to additional paid-in capital and the balance sheet at May 31, 1998, includes, in other current assets, a receivable for $20,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS:

GENERAL
-------

     The Company has incurred operating losses over the last two years which raised substantial doubt about the Company's ability to continue as a going concern. Effective January 15, 1998, and as part of management's plan to have the Company continue to operate in the foreseeable future, a Stock Purchase Agreement was entered into among Terminator Technologies, Inc. ("TTI"), a Texas corporation, the Company and various shareholders of the Company (the "Agreement"). The transaction contemplated by the Agreement and the terms thereof, closed on May 6, 1998. As a result of the Agreement, TTI and its designees became the new controlling shareholder(s) and control group of the Company, through the purchase of the majority shares of the Company from certain shareholders, including past management shareholders. As part of the Agreement, among other things, the Company consummated a reverse stock split of its shares on the bases of 1-for-10. As a result of the reverse split and the transaction contemplated thereby, the Company's outstanding shares decreased from 40,433,549 ($.001 par value) shares of common stock and 749,000 ($1.00 par value) shares of preferred stock issued and outstanding to zero (0) issued and outstanding shares of preferred stock and 4,043,354 ($.01 par value) shares of common stock issued and outstanding. TTI and its designees own approximately 2,362,282 shares (58%) of the issued and outstanding common stock. The selling shareholders and the Company received $105,003 and $20,000, respectively, in proceeds from the sale of shares and a warrant to TTI.

     In addition, pursuant to the Agreement, and with shareholder approval, the Company sold substantially all of its assets to Mr. George Davis in exchange for Mr. Davis' transfer to the Company of 599,000 shares of preferred ($1.00 par value) stock by Mr. Davis. Additionally, TTI purchased from the Company a warrant to purchase up to 1,500,000 additional common shares at $.04445 per share.

     In addition, as a result of the transactions contemplated by the Agreement, and with the Shareholder approval, the Company changed its name to TTI Industries, Inc.

     On May 6, 1998, at a duly convened meeting of the Company's Board of Directors, Messrs. Davenport and White resigned as officers and directors of the Company, Mr. Davis resigned as President of the Company, and Messrs. Frank Harrison and Joe Nicholson were elected as directors and Mr. Harrison was elected as President and Chief Executive Officer of the Company.

      A copy of the Agreement between TTI, the Company and certain of its shareholders has been filed with the Company's
Annual Report on Form 10-KSB for the year ended August 31, 1997 and is specifically incorporated herein by reference.

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

On April 30, 1998, the Company completed the transactions regarding FZI and GCT as referenced in Proposal 2 adopted by the shareholders on April 17, 1998. Effective May 1, 1998 the
Company changed its name to TTI Industries, Incorporated, effected the 10 to 1 reverse stock split, and changed its trading symbol to TTIA. The transaction which is the subject of the Agreement between TTI, the Company and certain of its shareholders closed on May 6, 1998.

     The Company's results of operations for the quarter and nine months ended May 31, 1998 were significantly affected by the Company's discontinuation of the business of construction and repair of industrial cooling towers ("Past Business") and the consummation of the Agreement between certain company shareholders and Terminator Technologies, Inc., and the sale of substantially all of its assets to Mr. George Davis in exchange for Mr. Davis' transfer to the Company of 599,000 shares of preferred ($1.00 par value) stock (the "TTI Transaction"). Effective May 6, 1998, the TTI Transaction was closed and subsequent to that date and the close of the quarter ended May 31, 1998 the Company did not engage in any reverse or income producing activities.

      As a result of the TTI Transaction, new management was appointed the Company discontinued existing operations, changed its name to TTI Industries, Inc., and commenced plans for new operations. The Company intends to focus operations in the acquisition, production and sale of innovative pest control products for home and garden with an emphasis on products that are (i) safe for children, pets and wildlife, (ii) environmentally friendly, (iii) low cost, and (iv) are packaged in attractive animal-shaped designs. There can be no assurance that the Company will be successful in this effort. Virtually all of the Company's revenues for the quarter and nine months ended May 28, 1998 were derived from operations resulting from the operations discontinued during the quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's working capital (deficit) at May 31, 1998 was zero (0) compared to $250,191 at May 31, 1997 and $(24,798) at
August 31, 1997. Cash and cash equivalent decreased to $12 at May 31, 1998 as compared to $22,177 at May 31, 1997 and $19,226 at August 31, 1997. The decrease in cash and cash equivalents for the quarter and nine months ended May 31, 1998 was primarily the result of the TTI Transaction and the Company's discontinuation of its Past Business.

      As a result of the TTI Transaction and the cessation of the Company's Past Business (i) the Company's trade accounts receivable at May 31, 1998 were reduced to zero (0) compared to 216,430 at August 31, 1997, and $12,880 at May 31, 1997, (ii) the
Company's inventory levels were zero (0) at May 31, 1998 compared to $25,166 at May 31, 1997 and $53,128 at August 31, 1997, and
(iii) trade accounts payable were $20,012 at May 31, 1998, compared to zero (0) at May 31, 1997 and 71,083 at August 31, 1997.

The Company made no capital acquisitions or improvement expenditures during the nine-month period ended May 31, 1998.
The Company has no present ability to finance proposed operations and will seek a capital infusion to do so. The Company has no present arrangements for such financing and there can be no assurance that it can make such arrangements.

RESULTS OF OPERATIONS
---------------------

      As a result of the TTI Transaction revenue from sales and other sources for the quarter and nine months ended May 31, 1998 were $319 and $34,660, respectively compared to $250,291 and $508,209 respectively for the same periods of fiscal 1997.

     Similarly, again as the result of the TTI Transaction, the costs of sales for the quarter ended May 31, 1998 was -0- as compared to $183,436 during the same period of fiscal 1997. The costs of sales for the nine months ended May 31, 1998 was $10,522 as compared to $389,296 for the same period in fiscal 1997.

     During 1996, the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of the three officers $50,000. Salaries and benefits for the quarter ended May 31, 1998 was -0-as compared to an imputed $37,500 for the three months ended May 31, 1997. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business. Accordingly, officers' salaries for 1997 and 1998 were imputed based on the actual number of months in operation during those years. No officers' salaries were paid during the quarter ended May 31, 1998.

     General and Administrative expenses, which includes salaries and benefits discussed above, increased during the quarter ended May 31, 1998 to $104,201 from $64,424 during the quarter ended May 31, 1997. This increase is attributable to allocation of bad debts.

     The Company has no material commitments for capital expenditures as of the end of its latest fiscal period. As further discussed above, the Company has changed the focus of its operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995.
----------------------------------------------------

     Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources and any anticipated changes on the Company's business following the consummation of the Stock Purchase Agreement, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation, potential quarterly fluctuation in sales; risks associated with acquisitions and expansion, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

Item 6. Exhibits and Reports on Form 8-K.

       (a)  Exhibits

            27.1    Financial Data Schedule (filed herewith)


       (b)  Reports on Form 8-K.

            No Reports on Form 8-K were filed by the Company during the quarter ended May 31, 1998.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TTI INDUSTRIES, INC.



July 15, 1998                 /s/ FRANK HARRISON
                              -------------------------------------
                              Chief Executive Officer and President

                        INDEX TO EXHIBITS
                       ------------------

     EXHIBIT NO.         DOCUMENT DESCRIPTION
     -----------         --------------------

         27.1            Financial Data Schedule (filed herewith)