Form 10KSB40
period 1998-08-31
TTI INDUSTRIES INC /TX/
filed 1999-11-08
CIK 759401

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                           FORM 10-KSB

(Mark One)
[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended:  August 31, 1998

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ____ to _____

                               Commission file number:  000-13041

                  TTI INDUSTRIES, INCORPORATED
            (F/K/A ENVIRONMENTAL PLUS, INCORPORATED)
         (Name of small business issuer in its charter)

          Texas                         75-1939021
-----------------------------------------------------------------
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)     No.)

      3838 Oak Lawn Avenue, Dallas, Texas  75219
-----------------------------------------------------------------
            (Address of principal executive offices)

                         (214) 520-1702
-----------------------------------------------------------------
                   (Issuer's telephone number)

 Securities registered under Section 12(b) of the Exchange Act:

                              None.

 Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock
                         ---------------
                        (Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ ]  No [X]
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [X]

State issuer's revenues for its most recent fiscal year: $16,738.

The number of shares of the registrant's common stock outstanding as of September 30, 1999 was 4,073,401. There was no established published market for the registrant's common stock during the last fiscal year. Although there were published bid and asked prices, registrant believes the quotes were too sparse and varied to be indicative of an established market value.

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------
                              None.

    Transitional Small Business Disclosure Format (Check One)
                         Yes        No   X
                            -----      -----

                             PART I.

                             ITEM 1.
                     DESCRIPTION OF BUSINESS
                     -----------------------

     Prior to May 6, 1998, TTI Industries, Incorporated (the "Company") operated under the name of Environmental Plus, Inc., and was primarily in the business of construction and repair of industrial cooling towers, mostly in Texas, Louisiana and Arkansas, for electric utility companies; and the marketing of a fire retardant foam as a fire fighting device for industrial use.
     The Company had incurred operating losses in 1996, 1997 and 1998 which raised substantial doubt about the Company's ability to continue as a going concern. Effective January 15, 1998, and as part of management's plan to have the Company continue to operate in the foreseeable future, a Stock Purchase Agreement was entered into among Terminator Technologies, Inc., a Texas corporation ("Terminator Texas"), the Company and various shareholders of the Company (the "Agreement"). The transactions contemplated by the Agreement closed on May 6, 1998. As a result of the Agreement, Terminator Texas and its affiliates became the new controlling shareholder(s) of the Company, through the purchase of a majority of the Company's Common Stock from certain shareholders, including past management shareholders. As part of the Agreement, among other things, the Company consummated a 1-for-10 reverse stock split of its Common Stock. As a result of the reverse split and the other transactions contemplated by the Agreement, the Company's outstanding shares decreased from 40,433,459 ($.001 par value) shares of common stock and 749,000 ($1.00 par value) shares of preferred stock issued and outstanding to zero (0) issued and outstanding shares of preferred stock and approximately 4,032,914 ($.01 par value) shares of common stock issued and outstanding. Terminator Texas and its affiliates beneficially own approximately 3,536,894 shares (63.8%) of the issued and outstanding common stock of the Company. The selling shareholders and the Company received $105,003 and $20,000 respectively, in proceeds from the sale of shares and a warrant to Terminator Texas.

     In addition, pursuant to the Agreement, and with shareholder approval, the Company sold substantially all of its assets to Mr. George Davis in exchange for Mr. Davis' transfer to the Company of 574,184 shares of preferred ($1.00 par value) stock held by Mr. Davis. Terminator Texas also purchased from the Company a warrant to purchase up to 1,500,000 additional common shares at $.04445 per share.

     In addition, as a result of the transactions contemplated by the Agreement, and with shareholder approval, the Company changed its name to TTI Industries, Incorporated.

     On May 6, 1998, at a duly convened meeting of the Company's Board of Directors, Messrs. Davenport and White resigned as officers and directors of the Company, Mr. Davis resigned as President of the Company, Messrs. Frank Harrison and Joe Nicholson were elected as directors and Mr. Harrison was elected as President and Chief Executive Officer of the Company.

     In connection with the foregoing transactions, at a duly noticed and conducted special meeting of the shareholders of the Company held on April 17, 1998, the shareholders approved the following proposals:

          (i) A proposal to approve and adopt amendments to the Articles of Incorporation of the Company (a) to effect a reverse split in which each share of common stock of the Company currently issued and outstanding or held in the treasury would be reclassified and exchanged into one-tenth (1/10) of a share of new common stock of the Company thereby reducing the number of issued and outstanding shares of common stock of the Company from 40,433,459 to approximately 4,032,914 (adjusted from the rounding of any fractional shares up to the nearest whole share), and the par value of each share of the Company's Common Stock would be increased from $0.001 to $0.01 per share, and (b) to change the name of the Company to "TTI Industries, Incorporated"; and

          (ii) A proposal to approve the Company's sale of substantially all of its assets resulting from the sale of the capital stock of (a) Gulf Coast Towers, Inc., a wholly owned subsidiary of the Company ("GCT"), to George Davis, Chairman of the Board of the Company, in exchange for all of his 574,184 shares of Preferred Stock ($1.00 par value), which were issued in connection with the Company's acquisition of the assets currently operated by GCT from Mr. Davis, and (b) FireZap, Inc., a wholly owned subsidiary of the Company ("FZI"), to H. Wayne Franklin in exchange for all of his outstanding shares (150,000) of Preferred Stock ($1.00 par value) which were issued in connection with the Company's acquisition of FZI from Mr. Franklin.

     On April 30, 1998, the Company completed the transactions regarding FZI and GCT as referenced in the proposal adopted by the shareholders on April 17, 1998. Effective May 1, 1998 the Company changed its name to TTI Industries, Incorporated, effected the 1-for-10 reverse stock split, and changed its trading symbol to TTIA.

     The Company's results of operations for the year ended August 31, 1998 were significantly affected by the Company's discontinuation of the business of construction and repair of industrial cooling towers ("Past Business") and the consummation of the Agreement between certain Company shareholders and Terminator Texas, and the sale of substantially all of its assets to Mr. George Davis in exchange for Mr. Davis' transfer to the Company of 574,184 shares of preferred ($1.00 par value) stock (the "Terminator Texas Transaction"). Effective May 6, 1998, the Terminator Texas Transaction was closed and subsequent to that date and through the close of the year ended August 31, 1998 the Company did not engage in any material revenue or income producing activities.

     As a result of the Terminator Texas Transaction, new management was appointed, the Company discontinued existing operations, changed its name to TTI Industries, Incorporated, and commenced plans for new operations. The Company intends to focus operations on the acquisition, production and marketing of (a) innovative pest control products for home and garden with an emphasis on products that (i) are safe for children, pets and wildlife, (ii) are environmentally friendly, (iii) are low cost,
(iv) utilize attractive designs, and (v) are user friendly, and
(b) other products related to pest control and product safety. There can be no assurance that the Company will be successful in this effort. Virtually all of the Company's minimal revenues for the year ended August 31, 1998 were derived from operations discontinued during the year ended August 31, 1998 and the consummation of the transactions contemplated by the Agreement.

     The Company has two (2) full time employees who as of the date of this filing were uncompensated.

Subsequent Events
-----------------

     A. COMPANY'S BUSINESS PLAN. Since joining the Company, Mr. Frank Harrison, newly elected president of the Company, with the assistance of Mr. Albert Miller and Pierre Korsmoe, who were elected as non-voting advisory members of the Company's Board of Directors, has been developing a new operational and financial restructuring plan for the Company. While the Company had virtually no business operations during fiscal 1998, the new business plan (the "Business Plan") was presented to and adopted by the Company's Board of Directors in January 1999. While the Business Plan was adopted in 1999, the Company has not secured the financing to implement the Business Plan in any meaningful manner. Thus, the Company has conducted virtually no income-producing activity in 1999. The Business Plan requires substantial additional financing, and there can be no assurance that the Company can obtain such financing or that, even if such financing is obtained, the Business Plan will be successful or will produce any revenue or income for the Company.

     Pursuant to the Business Plan, the Company plans to operate as a holding company, with its primary operations conducted through subsidiaries. Effective January 19, 1999, the Company formed Terminator Technologies, Incorporated, a Delaware corporation, and Term Tex Corporation, a Delaware corporation. Pursuant to the Business Plan, the Company intends to utilize Terminator Technologies, Incorporated as a manufacturing and marketing facility for the Company's products and Term Tex Corporation as a research and development facility for the Company's products. Neither the Company nor either of the subsidiaries has obtained, or entered into any agreements or arrangements to obtain, the financing necessary to implement the Business Plan and there can be no assurance that such financing can be obtained.

     Pursuant to the Business Plan, the Company intends to devote its primary focus to the retail market and the development, production and marketing of: (a) a series of pest control products for the home and garden, with an emphasis on products that (i) are safe for humans (particularly children), pets and wildlife, (ii) are environmentally friendly, (iii) are low cost,
(iv) utilize attractive designs, and (v) are user-friendly; and
(b) other products related to safety. There can be no assurance that the Company will be able to successfully implement its Business Plan.

     B. OPTION AGREEMENT WITH AMJ. In anticipation of the implementation of the Business Plan, on January 19, 1999 the Company entered into an agreement (the "Option Agreement") with AMJ Resources Corporation ("AMJ"), a shareholder of the Company, which Agreement was amended on October 4, 1999. Pursuant to the Agreement as originally executed, among other things, (i) the Company acquired AMJ's rights to use, manufacture and sell three
(3) separate products (Terminator Night Owl[TM] (a flea trap), Terminator Flower Trap[TM] (various insect traps) and Terminator Pyramid[TM] (a fly trap) (collectively, the "Products")) when they are market ready, on such terms as would be mutually agreeable at a future date by and between the Company and AMJ;
(ii) the Company's rights under the Option Agreement were for a period of twenty-four (24) months, and (iii) AMJ had the right to assign the rights to the Products to a limited partnership for the purpose of funding research and development, provided the Company retains its rights to use, manufacture and sell the Products. On October 4, 1999 the Company and AMJ agreed to amend the Option Agreement to eliminate the condition of subsequent pricing and to lengthen the terms to the life of existing and pending patents and to provide for the Company reimbursing AMJ's actual costs for the development of the Products.

     Notwithstanding AMJ's relationship to the Company as a significant shareholder, and the relationship of Messrs. Miller and Korsmoe as employees of AMJ and as non-voting advisory directors to the Company (Mr. Korsmoe is also the Company's principal financial and accounting officer), there can be no assurance that the Option Agreement will result in any revenue or income for the Company, that the Company will obtain financing necessary to manufacture and distribute the Products, which are not market ready, or that the Option Agreement will have any ultimate realizable value to the Company.

     AMJ is a Delaware corporation, the stock of which is owned by Mr. Miller's daughter, grandson and an irrevocable trust, the beneficiaries of which are members of Mr. Miller's family. Mr. Miller is neither a beneficiary or trustee of the family trust nor a shareholder, officer or director of AMJ.

     C. ASSIGNMENT BY AMJ. Additionally, in anticipation of implementation of the Business Plan, on January 19, 1999 AMJ and the Company entered into an agreement (the "Assignment") which was also amended on October 4, 1999. Pursuant to the Assignment as originally executed, among other things, AMJ assigned to the Company all of AMJ's rights under a license agreement dated
June 16, 1998 between AMJ and Terminator Turtle[TM] L.P. (the "License Agreement"), in exchange for the Company assuming all of AMJ's obligations under the License Agreement and the payment by the Company to AMJ of a cashless warrant exercisable for a period of two (2) years to purchase 1,500,000 shares of the Company's common stock at $0.10 per share. Although the Assignment was approved by the Company's Board of Directors, it provided that it would not become effective until (i) the Company became current with its filings to the Securities and Exchange Commission under the reporting requirements of the Securities Exchange Act of 1934, as amended, and (ii) the Company had completed the sale of certain 12-1/2% convertible preferred shares.

     Under the Assignment as originally executed, among other things, (i) Terminator Turtle[TM] L.P., a California limited partnership ("TTLP"), assigned its rights to the Terminator Turtle[TM] and Terminator Turtle Bait Tray[TM] (collectively, "Terminator Turtle") to the Company. (TTLP had acquired those rights from Albert Miller, the inventor of the Terminator Turtle[TM]); (ii) the Company was granted until December 31, 2009, exclusive worldwide use of the patent relating to the Terminator Turtle[TM], and (iii) the Company was granted the right to manufacture, market, sell and distribute the Terminator Turtle[TM], all in exchange for a royalty payable to TTLP equal to 5% of all sales of Terminator Turtle[TM], but in no event less than $100,000.

     On October 4, 1999 the Company and AMJ agreed to amend the Assignment so that (a) AMJ would receive a cashless warrant to acquire 2,000,000 shares of the Company's common stock at $0.05 per share; (b) the warrant would expire on November 10, 2001 but would not be exercisable until September 11, 2000; (c) the conditions to effectiveness of the Assignment were eliminated; and (d) the royalty from the Company to AMJ was eliminated.

     There can be no assurance that the Company will obtain financing necessary to manufacture and distribute the Terminator
Turtle[TM] or that the Assignment will have any ultimate realizable value to the Company or will result in any revenue or income to the Company.

     D. THE COMPANY'S PRODUCT(S). Terminator Turtle[TM] is an easy to use snail and slug control system which was designed as a safe alternative to existing snail and slug killing products which can be extremely dangerous to children, pets and wildlife. The Terminator Turtle[TM] encompasses two products: (a) The Terminator Turtle Bait Station[TM] - a metal turtle-shaped enclosure that keeps the bait away from children and animals; and
(b) The Terminator Turtle Bait Tray[TM] - a disposable plastic tray containing snail and slug bait that fits inside the steel turtle.

     The Company believes that nearly all existing snail and slug control products involve dispensing poisonous pesticide granules or powder directly on the snail, thus, creating a hazard to children, pets, wildlife and the environment, particularly when the pesticide filters through the soil into the groundwater and into rivers and reservoirs. Such snail and slug bait when exposed to sun, rain and water also deteriorates quickly, thus requiring more poison to be effective.

     The snail and slug bait in the Terminator Turtle Bait Tray[TM] is enclosed in the steel Turtle, safely isolated from children, pets, wildlife and the elements. Protected from rain, watering and the sun, the enclosed bait is effective for at least three or four weeks, and because the bait does not touch the soil, it does not effect the groundwater.

     AMJ test-marketed the Terminator Turtle[TM] in the Northwest United States in 1997, for a period of six weeks, selling all 50,000 units made available. AMJ also completed EPA registration for the Terminator Turtle Bait Tray[TM] in all 50 states. After the test-market, AMJ made additional modifications to the Terminator Turtle[TM] design and completed fabrication on the high volume tooling needed to produce the Terminator Turtles[TM] in large quantities at a low cost. AMJ has advised the Company that AMJ and associates have expended in excess of $2,000,000 in the development of the Terminator Turtle[TM] and certain other products.

     The Company intends to sell the Terminator Turtle Bait
Station[TM] (including one Terminator Turtle Bait Tray[TM]) at a suggested retail price of $9.95 per unit and replacement
Terminator Turtle Bait Trays[TM] at $4.95 per unit.

     The Company intends to market its retail products directly to retailers who will market to consumers by the use of point of purchase displays that are strategically placed by retailers in their outlets. The display for the Terminator Turtles[TM] and 24 Bait Tray Refill packs is a free-standing unit with a printed 4-color promotional picture of the Turtle on top.

     E. MANUFACTURE AND MARKETING. The Company presently intends to outsource all manufacturing functions for its product(s). At present, the Company has no facilities capable of manufacturing its product(s) and is not a party to any formal agreements with respect to manufacturing of its product(s). In the past, AMJ has outsourced the manufacture of the Terminator Turtle[TM] and has agreed to assign its rights to manufacturing agreements to the Company. AMJ has inventory of finished and partially finished products and parts for approximately 200,000 Terminator Turtles[TM] a portion of which were partially financed with funds advanced by the Company in late 1998 and early 1999. AMJ has verbally agreed to transfer the inventory to the Company at AMJ's cost (less any amounts advanced by the Company). The Company has not independently verified the amount of such inventory or the cost. Moreover, the Company does not have, nor has it made any arrangements for, the financing necessary to manufacture product(s) or purchase the inventory from AMJ, nor is there any assurance that it can obtain such financing.

     The Company intends to market its product(s) through its wholly owned subsidiary Terminator Technologies, Inc. Neither the Company nor Terminator Technologies, Inc. have any contractual commitments or arrangements relating to the marketing or sale of product(s). Terminator Texas has agreements with independent sales representatives on a nonexclusive basis to market and sell the Terminator TurtleT and has verbally agreed to assign those agreements to the Company or its subsidiary. There can be no assurance that such assignment, if made, will result in any revenue or income to the Company.

     Notwithstanding the foregoing agreements, the Company does not have the financial resources to manufacture or distribute any products and the only product that is market ready is the Terminator Turtle[TM] and Bait Trap. The other products require additional development. There can be no assurance that the Company can or will obtain the financing necessary to take advantage of the Option Agreement or the Assignment.

     Since the Company has not yet obtained financing to implement its plans with respect to the Terminator Turtle[TM] or any other product, there can be no assurance that such financing will be obtained and there can be no assurance that the Company's plans for the Terminator TurtleT or any other product will be realized or successful.

     F. AGREEMENT WITH SPEED RELEASE LOCK COMPANY. On October 5, 1999, the Company entered into a Stock Purchase and Exchange Agreement (the "Speed Release Agreement") with Speed Release Lock Company ("Speed Release") and Mr. Steve Bedowitz. Pursuant to the Speed Release Agreement, among other things, (i) Mr. Steve Bedowitz, president and majority shareholder of Speed Release, purchased an option exercisable upon 60 days prior written notice, at a price of $40,000 paid to the Company, to purchase 165,000 shares of the Company's Common Stock at a purchase price of $.01 per share; (ii) the Company acquired 10% of Speed Release's Common Stock in exchange for 9.9% of the Company's Common Stock; (iii) the Company obtained the right for a period of 180 days to demand that Speed Release, at Speed Release's cost, file a registration statement with the Securities and Exchange Commission, with respect to the Speed Release shares owned by the Company, provided however, that the Company, if such right is exercised, is limited to distributing such Speed Release shares only to shareholders of the Company (and may not sell such shares in the open market); and (iv) if the Company does not exercise its right to demand registration within 180 days from the date of the Speed Release Agreement, Speed Release may rescind the transaction and reacquire its shares in return for the Company's shares acquired by Speed Release. The Company has notified Speed Release that the Company has exercised its demand registration rights and has requested Speed Release to file a registration statement with respect to such shares. There can be no assurance that the registration statement will be filed, or if filed will become effective.

     The Company and Speed Release have entered into discussions regarding a possible business combination. However, such discussions are preliminary in nature and there can be no assurance that such discussions will result in any further agreement between the Company and Speed Release or that if any additional agreement is reached that it will add any value to the Company.

     Speed Release is engaged in the manufacture and sale of safe and reliable firearm safety products to prevent the unauthorized use of firearms, including unintentional discharge by children and assailants. Speed Release's mission is to both market and manufacture firearm safety locks that maximize the user's ability to operate the device quickly in an emergency situation, while prohibiting unauthorized users from using the firearm.

     Speed Release manufactures and markets a keyless, programmable, trigger lock that fits most firearms (the "Lock"). Speed Release began selling the Lock in 1997 and since then, the Lock has been sold through a number of catalogs and retail establishments, as well as to a number of law enforcement groups and the military.

     The Lock is a computerized device that fits over the trigger guard of 98% of all firearms, preventing the movement of the trigger. As a result, the unintentional firing of the firearm is prevented. The Lock contains five translucent buttons, which illuminate in dark or dim light. There are 38,000 programmable codes available for the device, making it extremely difficult to open without knowledge of the passcode and therefore resistant to tampering by children and other unauthorized users. It is constructed of a high-density polymer called Celcon that is fourteen (14) times stronger than die cast metal. As a result, once the lock is in place, it is virtually tamper resistant and can only be removed by entering the correct code, using extensive force, defacing the weapon, or shipping the firearm through a licensed firearms dealer to Speed Release's headquarters.

     In the future, Speed Release hopes to employ the concepts used in the Lock for other purposes, such as electronic bicycle locks. The Company recently filed a patent application with the United States Patent Office on the Lock that, if granted, will be owned entirely by Speed Release.

     Speed Release has informed the Company that Speed Release believes that (i) no other company employs technology similar to the Lock; (ii) Speed Release's largest competitors are gun safes and key locks; (iii) there are several more sophisticated safety devices that are much more expensive, making them cost prohibitive for many gun owners, and (iv) unlike these other devices, the Speed Release Lock is affordable, easy to operate and makes the firearm easily accessible to its users.

     Speed Release was founded in 1996 by the Company's principal shareholder, Steve Bedowitz. In 1991, Speed Release acquired Trigger Block, Inc., the founder of the concept of the Speed Release Lock. Mr. Bedowitz is 57 years old and has successfully built and managed several successful companies. In March 1980, Mr. Bedowitz founded American Remodeling, Inc. ("AMRE"), a company specializing in home siding, with an initial investment of $3,000. When Mr. Bedowitz sold his interest in AMRE in 1991, it was a multimillion dollar company traded on the New York Stock Exchange and the most profitable home renovation company in America.

     The Lock competes with a number of products that reduce the risk of firearm misuse. These products include other types of gun locks and gun safes. Speed Release believes, however, that its Lock is superior to these products in that it is easier to use in an emergency situation. Firearm safes clearly offer a high level of security from both theft and unauthorized use; however, their high cost prohibits many firearm owners from using them. Furthermore, firearm safes hinder an owner's access to firearms in the case of an emergency, making their use prohibitive in instances in which the firearm owner wishes to use the weapon for personal safety. Competing gun locks, in comparison, also hinder access to the firearm in that they typically require a key to open and for safety reasons, the key should be kept in a different place than the gun itself. Speed Release's Lock, in comparison, is easy to remove through a programmable code that only the owner of the firearm knows. This makes access to the firearm efficient at a low cost to the consumer. In addition to gun safes and gun locks that require a key to unlock, there are a number of additional trigger locks on the market. Namely, the Saf-T-Lok, which is actually installed in the firearm and is not removed and the "Smart Gun," which is currently in development and will only work for the owner of the firearm. The Smart Gun has not yet been perfected. In addition, it is extremely expensive and cannot be used with existing guns, since it is itself a gun.

     Speed Release focuses its marketing strategy to current as well as future firearm owners. Its advertisements are geared toward men over 25 years old with at least a high school education and incomes in excess of $35,000. The Lock has been featured in a number of hunting, shooting and law enforcement magazines such as SHOOTING TIMES, SPORTS AFIELD, CLAY SHOOTING, BUCKMASTERS, FIELD & STREAM, GUN WORLD, SKEET SHOOTING REVIEW, THE CHIEF OF POLICE, GUNS MAGAZINE, LAW ENFORCEMENT TECHNOLOGY and S.W.A.T. In addition, catalogs like SHARPER IMAGE and ORVIS have featured the product.

     Due to the rise of firearm violence and in light of the number of children engaging in violence with handguns and rifles, there has recently been increased interest in requiring firearm users to keep unauthorized users from using firearms. Congress is currently considering legislation which would require that a gun lock be sold with every new firearm sold in the United States. In addition, a number of states have passed laws requiring gun locks for every firearm sold within the state.
Such laws require firearm owners to safely store their firearms and increase the need and demand for products like the Speed Release Gun Lock. Speed Release anticipates that Congress will pass additional laws dealing with gun control and requirements for gun locks.

     At December 31, 1998, Speed Release had total assets of $390,507 and a shareholders' deficit of ($1,192,751). For the years ended December 31, 1998 and 1997, Speed Release had revenues of $217,634 and $87,192, respectively, and operating losses of ($588,612) and ($1,214,191), respectively. Speed Release's net losses in 1998 were ($697,359), compared to ($1,334,934) during 1997.

"Safe  Harbor" Statement under the Private Securities  Litigation
Reform Act of 1995
-----------------------------------------------------------------

     Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources and any anticipated changes on the Company's business following the consummation of the Agreement and Speed Release Agreement, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation; potential quarterly fluctuation in sales, if any; risks associated with acquisitions and expansion, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Year 2000 Compliance
--------------------

     Many current installed computer systems and software may be coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates.
As a result, many software and computer systems may need to upgraded or replaced. The Company is in the process of assessing the Year 2000 issue and expects to complete the program in the fourth quarter of 1999. The Company has not incurred material costs to date in the process, and does not believe that the cost of additional actions will have a material effect on its operating results or financial condition. The Company has established a budget of $2,000 for the acquisition of contract software services that will assist in the year 2000 assessment and remediation activities to be completed no later than the first quarter of fiscal year 2000. TTI's current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. In addition, the Company utilizes third-party equipment, software and content, including non-information technology systems, such as security systems, building equipment and embedded micro-controllers that may not be Year 2000 compliant. The Company is considering developing a plan to assess whether its internally developed software, third-party systems and non-information technology systems are adequately addressing the Year 2000 issue. Failure of third-party equipment, software or content to operate properly with regard to the Year 2000 issue could require the Company to incur unanticipated expenses to remedy problems, which could have a material adverse effect on its business, operating results and financial condition.

     The Company is assessing whether third parties in its potential supply and distribution chain are adequately addressing their Year 2000 compliance issues. The Company cannot guarantee that the systems of suppliers or other companies on which the Company may rely will be Year 2000 compliant. The Company is in the process of developing a contingency plan that will address situations that may result should year 2000 compliance for critical operations not be fully achieved in 1999.

                             ITEM 2.
                     DESCRIPTION OF PROPERTY
                     -----------------------

     The principal office of the Company is in Dallas, Texas and consists of rented office space of approximately 200 sq. ft. which the Company believes is suitable and adequate to meet the Company's needs. The Company also occupies an office of approximately 1,700 square feet in San Jose, California, which it occupies rent free from AMJ.

                             ITEM 3.
                        LEGAL PROCEEDINGS
                        -----------------

     The Company is not involved in any material legal proceedings.

                             ITEM 4.
       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ---------------------------------------------------

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1998.


                             PART II

                             ITEM 5.
    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
    --------------------------------------------------------

     The common stock of the Company has traded from time to time on the over-the-counter market. Due to the infrequency of trades during the past three years, the Company does not believe that there is an established public trading market for its common stock.

     As of September 30, 1999, there were approximately 1200 shareholders of record of the Company's common stock. There have been no dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends. The Company cannot predict when, if at all, it will commence payment of dividends.

                             ITEM 6.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
    ---------------------------------------------------------

     Overview
     --------

     The Company's results of operations for the year ended August 31, 1998 were significantly affected by the Company's discontinuation of its Past Business and the consummation of the Terminator Texas Transaction which closed on May 6, 1998. Since May 6, 1998 the Company has not engaged in any income producing activities.

     The Company had no material commitments for capital expenditures as of the end of fiscal 1998, and has determined it will not have any commitments for capital expenditures as of the end of fiscal 1999. While the Company intends to focus future operations on the acquisition, production, and sale of pest control products for home and garden use, and other safety-related products, there can be no assurance that the Company will be successful in this effort and, without obtaining a source of financing for such efforts, will, in all likelihood, not be successful in such efforts.

     Liquidity and Capital Resources
     -------------------------------

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed below and in the opinion and footnotes of the financial statements, the Company has discontinued its operating segments and suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are discussed throughout this document and in the footnotes to the financial statements.

     The Company's working capital deficit at August 31, 1998 was $22,836 compared to $(24,798) at August 31, 1997. Cash and cash equivalents decreased to $12 at August 31, 1998 as compared to $19,226 at August 31, 1997, reflecting the Company's discontinuation of its Past Business. During the year ended August 31, 1998, available cash was used to pay the fees and expenses related to the consummation of the Terminator Texas Transaction.

     The discontinuation of the Past Business during the year ended August 31, 1998 also resulted in, among other things, inventory levels being reduced to -0- at August 31, 1998 compared to $53,128 at August 31, 1997, trade accounts receivable being reduced to -0- at August 31, 1998 compared to $12,880 at August 31, 1998 and trade accounts payable being reduced to -0- at August 31, 1998 compared to $71,083 at August 31, 1997.

     The Company made no capital acquisitions or improvement expenditures during the year ended August 31, 1998 but anticipates a substantial increase in its capital needs consistent with the implementation of the Company's Business Plan (described herein), when implemented. See "Subsequent Events." The Company believes that its current capital will not be sufficient to meet its anticipated cash needs for the next 12 months. However, any projections of future cash needs and cash flow are subject to substantial uncertainty. While the Company intends to obtain additional financing through the sale of equity and/or debt securities, there can be no assurance that the Company will obtain financing necessary to implement and undertake its Business Plan. Moreover, the obtaining of any financing by the Company, will, in all likelihood, involve the sale of additional equity, debt, or convertible debt securities, which could result in additional dilution to the Company's shareholders. Additionally, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all, in order to implement its Business Plan.

Results of Operations for the years ended August 31, 1997 and
1998
-------------------------------------------------------------

     Revenues.
     --------

     Revenue from sales and other sources in fiscal 1997 was $44,065 compared to $16,738 in fiscal 1998. The decrease in sales revenue in fiscal 1998 reflected the consummation of the Terminator Texas Transaction and the discontinuation of the Company's Past Business.

     Costs and Expenses.
     ------------------

     Costs of sales in fiscal 1997 were $8,372 compared to $1,434 in fiscal 1998 reflecting the decreased revenue. The decrease in costs of sales in fiscal 1998 from 1997 resulted from the decrease in revenue from sales during 1997. The General and Administrative costs for fiscal 1997 were $226,220 compared to $227,215 in 1998, and in both years consisted primarily of professional fees and imputed salaries.

     During  1997,  the officers of the Company  determined  that they would not take a salary until cash flow from operations permitted them to pay each of the three (3) officers $50,000. No officers' salaries were paid in fiscal 1997 or 1998. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business. Accordingly, officers' salaries for 1997 and 1998 were imputed based on the actual number of months of operation during those periods. This expense is reflected in the 1997 and 1998 statements of operations and also as an increase to paid-in capital. As discussed above, officers salaries and benefits for fiscal 1998 were imputed at $50,000 compared to $33,860 in fiscal 1997. The Company also calculated losses from discontinued operations at $17,744 in fiscal 1998 compared to $4,871 in fiscal 1997.

     New Accounting Standards.
     ------------------------

     In 1998, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the previous standards for computing earnings per share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997. The Company has complied with the disclosure requirements of SFAS 128 in its financial statements for its fiscal year ending August 31, 1998.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those business enterprises report selected financial information about operating segments in interim reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosure requirements of SFAS Nos. 131 are effective for financial statements for financial years beginning after December 15, 1997. The Company has complied with the disclosure requirements of SFAS No. 131 in its financial statements for its fiscal year ending August 31, 1998.

     In July 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

     Deferred Tax Assets.
     -------------------

     At August 31, 1998 and 1997, the Company had deferred tax assets totaling $169,000 and $91,000, respectively. The deferred tax assets are the result of net operating losses and have been fully reserved by valuation allowances because it is more likely than not that the deferred tax assets will not be realized based on the weight of available evidence.

                             ITEM 7.
                      FINANCIAL STATEMENTS
                      ---------------------

Index to Financial Statements                                 F-1
Report of Independent Certified Public
    Accountants (BDO Seidman, LLP)                            F-2
Consolidated balance sheets at August 1998
     and 1997                                                 F-3
Consolidated statements of loss for the years
    ended at August 31, 1998 and 1997                         F-4
Consolidated statements of changes in stockholders'
    (capital deficit) equity for the years ended
     August 31, 1998 and 1997                                 F-5
Consolidated statements of cash flows for the
     years ended August 31, 1998 and 1997                     F-6
Notes to consolidated financial statements                    F-8

                             ITEM 8.
          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ---------------------------------------------

     None.

                            PART III

                             ITEM 9.
      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
     PERSONS; COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT
     -------------------------------------------------------

     The following table contains information regarding the Company's directors and executive officers.



    Name (and Age)                    Position(s) Held
------------------------    ------------------------------------
Frank Harrison (62)         President and Director
George Davis (69)           Secretary, Treasurer and Chairman of
                            the Board of Directors
Joe Nicholson (65)          Director
Pierre Korsmoe (54)         Advisory Director and principal
                            financial and accounting officer
Albert Miller (69)          Advisory Director


     Frank Harrison, Sr. has been President and a Director of the Company since May 6, 1998. From 1995 and up until this time, he served as President and Director of Terminator Technologies, Inc. Prior to that , he was responsible for marketing and investment services for Beechwood Corporation. From 1985 to 1993, Mr. Harrison was President of International Research Securities, Inc., an investment banking firm in Dallas, Texas. Mr. Harrison is licensed by the National Association of Securities Dealers, Inc. as a Series 7 investment advisor and principal. Mr. Harrison is a 1957 graduate of the University of Notre Dame with a B.S. in Marketing.

     George Davis has been a Director of the Company since 1996, and since 1976 has served as President and Chief Executive
Officer of Gulf Coast Cooling Tower Service, Inc.

     Joe Nicholson has been a Director of the Company since
May 6, 1998. During the past five years, Mr. Nicholson has been president and principal owner of Joe Nicholson & Associates, Inc., a company which represents Dale Carnegie of North Texas. Mr. Nicholson is a graduate of the University of Nebraska where he received his Bachelor of Arts degree in 1957.

     Pierre Korsmoe has been an advisory, nonvoting Director of the Company and its Chief Financial Officer since May 6, 1998. Mr. Korsmoe is a Certified Public Accountant and has been engaged in the private accounting practice for more than 20 years. Mr. Korsmoe is a graduate of both UCLA, where he received his bachelors degree in accounting, and Golden Gate University at San Francisco, where he received his MBA in taxation. Mr. Korsmoe is an employee of AMJ Resources, Inc., with together with affiliates, holds a majority of the Company's common stock.

     Albert Miller has been an advisory, nonvoting Director of the Company since May 6, 1998. Prior to that, Mr. Miller was employed by Terminator Technologies, Inc. and also acted as a business consultant to various companies in the finance, manufacturing, engineering, construction and marketing sectors both in the U.S. and abroad. Mr. Miller attended San Jose State University and Santa Clara University. Mr. Miller is an employee of AMJ Resources, Inc., which, together with affiliates, hold a majority of the common stock of the Company.

     None of the officers or directors of the Company had directorships of any other reporting companies.

     None of the officers or directors are involved in any legal proceedings.

     Under the Company's Bylaws, each Director serves until the next succeeding annual meeting and until his successor is elected and qualified or until his death, resignation or removal. Annual meetings of shareholders and directors are held at such time and place as the Board of Directors may from time to time determine. Mr. George Davis was elected as a director on July 9, 1997 and Messrs. Harrison and Nicholson were appointed on May 6, 1998.

                            ITEM 10.
                     EXECUTIVE COMPENSATION
                     ----------------------

     During 1997, the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of its three (3) officers at the time $50,000. No officers' salaries were paid in fiscal 1998 or 1997. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business. Accordingly, officers' salaries for 1998 were imputed based on the actual number of months of operation during 1998. This expense is reflected in the 1998 statement of operations and also as an increase to paid-in capital. As discussed above, salaries and benefits for fiscal 1997 were imputed at $50,000 compared to $33,860 in fiscal 1998.

                            ITEM 11.
            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT
                      ---------------------

     The following table sets forth certain information with respect to each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock.

 Name and Address of    Amount and Nature of
  Beneficial Owner    Beneficial Ownership (1)  Percent of Class
--------------------  ------------------------  ----------------

George Davis                475,520(2)                11.59
Route 1, Box 41
Overton, TX 75684

AMJ Resources             3,536,894(3)                63.80
Corporation
2902 D Almaden Expwy.
San Jose, CA 95125

Cede & Company              259,302                    6.41
P.O. Box 222
New York, NY 10274

CB Porter & Jannette        207,800                    5.14
B. Porter, CB Porter
& Bruce Porter
1802 Bunker Hill Dr.
Van Buren, AR 72901


___________________________________
(1) The beneficial owner listed has the sole power to vote and dispose of the shares owned of record by it, subject to applicable community property laws.
(2)  Includes 60,000 shares issuable upon conversion of Mr.
     Davis' preferred stock.
(3) Includes 400,000 shares held of record by AM Resources Corporation and 400,000 shares held of record by Sytek Resources Corporation, wholly-owned subsidiaries of AMJ Resources Corporation. Also includes 1,500,000 shares that may be acquired under a currently exercisable warrant.

     The following table sets forth certain information with respect to the shares of the Company's common stock beneficially owned by each director of the Company and all directors and executive officers of the Company as a group.

 Name and Address                     Amount and Nature of     Percent of
of Beneficial Owner  Title of Class Beneficial Ownership(1)       Class
-------------------  -------------- -----------------------   -------------

Frank Harrison           Common             200,000               4.95
3838 Oak Lawn          Preferred               --                  --
Avenue, Ste. 1000
Dallas, TX 75219

George Davis             Common            475,520(2)             11.59
Route 1, Box 41        Preferred              600                 20.34
Overton, TX 75684

Joe Nicholson            Common            27,500(3)                *
2025 Oak Meadow Dr     Preferred              250                 8.47
Bedford, TX  76021

All directors and        Common             703,020               17.03
executive officers     Preferred              850                 28.81
as a group (5
persons)
_____________________________
*Less than 1% of class
(1) The beneficial owner listed has the sole power to vote and dispose of the shares owned of record by it, subject to applicable community property laws.
(2) Includes 60,000 shares issuable upon conversion of Mr. Davis' preferred stock.
(3) Includes 25,000 shares issuable upon conversion of Mr.
    Nicholson's preferred stock.


                             ITEM 12
         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
     See Item 1, "Description of Business," in this report.

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------
(a)  1.   Financial Statements.

     The financial statements and schedule listed in the accompanying index to financial statements were delivered to the Company on November 4, 1999, and are filed as part of this annual report.

     2.   Exhibits.

      No.      Exhibit
     ----      -------

     3.1  Amended and Restated Articles of Incorporation of the
          Registrant, as filed with the Secretary of State of Texas on April 23, 1998 (filed herewith)

     3.2  Bylaws of Registrant (filed herewith)

     4.1 Form of Common Stock Certificate of Registrant (filed herewith)

     10.1 Stock Purchase Agreement, dated as of January 15, 1998, by and among the Company, certain of its shareholders and Terminator Technologies, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended August 31, 1997)

     11.1 Statement regarding computation of per share earnings

     21.1 Subsidiaries of the registrant

     27.1 Financial Data Schedule (filed herewith)

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report.

                           SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TTI INDUSTRIES, INCORPORATED


By:  /s/ FRANK HARRISON                         November 5, 1999
   ------------------------------
   Frank Harrison, President and
     Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                   Title                    Date

/s/ GEORGE DAVIS      Secretary, Treasurer and      November 5, 1999
--------------------  Chairman of the Board
George Davis

/s/ FRANK HARRISON    President and Chief           November 5, 1999
--------------------  Executive Officer and
Frank Harrison        Director (Principal
                      Executive Officer)

                      Director                      November ___, 1999
--------------------
Joe Nicholson

/s/ PIERRE KORSMOE    Principal Accounting and      November 5, 1999
--------------------  Financial Officer
Pierre Korsmoe

                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
                                                         Contents

=================================================================

     Report of independent certified public accountants    F-2


     Consolidated financial statements
      Balance sheets                                       F-3
      Statements of loss                                   F-4
      Statements of stockholders' equity (capital deficit) F-5
      Statements of cash flows                             F-6
      Notes to consolidated financial statements           F-8

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
TTI Industries, Incorporated (F/K/A Environmental Plus, Inc.) and
Subsidiaries

We have audited the accompanying consolidated balance sheets of TTI Industries, Incorporated (F/K/A Environmental Plus, Inc. ) and Subsidiaries, (the "Company") as of August 31, 1998 and 1997 and the related consolidated statements of loss, stockholders' equity (capital deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and Subsidiaries as of August 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 1 and 12 to the financial statements, the Company has discontinued its operating segments and has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/  BDO SEIDMAN, LLP

                                   BDO Seidman, LLP
Dallas, Texas
March 31, 1999

                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
                             Consolidated Balance Sheets (Note 1)

=================================================================


August 31,                                                                   1998          1997
---------------------------------------------------------------------    -----------   -----------
Assets

Current
  Cash                                                                   $        12   $    19,226
  Accounts receivable - trade                                                      -        12,880
  Notes receivable, current portion                                                -        55,210
  Inventory                                                                        -        53,128
  Other                                                                            -         9,495
---------------------------------------------------------------------    -----------   -----------
Total current assets                                                              12       149,939
---------------------------------------------------------------------    -----------   -----------
Notes receivable, less current portion                                             -       195,184

Property, plant and equipment - net                                                -       136,059
---------------------------------------------------------------------    -----------   -----------
                                                                                  12       481,182
=====================================================================    ===========   ===========
Liabilities and Stockholders' Equity (Capital Deficit)

Current liabilities
  Accounts payable                                                       $    16,985   $    71,083
  Accrued expenses                                                               863         5,605
  Line of credit and term notes                                                    -        60,240
  Notes payable and due to related party                                       5,000        37,809
---------------------------------------------------------------------    -----------   -----------
Total current liabilities                                                     22,848       174,737
---------------------------------------------------------------------    -----------   -----------
Commitments and contingencies
---------------------------------------------------------------------    -----------   -----------
Stockholders' equity (capital deficit)
  Preferred stock, (100,000,000 authorized; $1.00 par, 1,024,000
     shares issued and outstanding - 1997)                                         -       466,600
  Common stock, (100,000,000 shares authorized, $0.01 par,
     724,184 shares issued and outstanding)                                   40,328        40,328
  Additional paid-in capital                                               1,011,058       644,084
  Accumulated deficit                                                     (1,074,222)     (844,567)
---------------------------------------------------------------------    -----------   -----------
Total stockholders' equity (capital deficit)                                 (22,836)      306,445
---------------------------------------------------------------------    -----------   -----------
                                                                         $        12   $   481,182
=====================================================================    ===========   ===========

  See accompanying summary of accounting policies and notes to consolidated financial statements.

                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
                         Consolidated Statements of Loss (Note 1)

=================================================================


Years ended August 31,                                     1998            1997
--------------------------------------------------      -----------     -----------
Revenue:
  Sales                                                 $     2,593     $   12,514
  Other                                                      14,145         31,551
--------------------------------------------------      -----------     -----------
Total                                                        16,738         44,065
--------------------------------------------------      -----------     -----------
Cost of Sales                                                 1,434          8,372
--------------------------------------------------      -----------     -----------
Impairment of goodwill and organization costs                     -         46,269
--------------------------------------------------      -----------     -----------
General and Administrative:
  Professional fees                                          87,114         96,401
  Bad debts                                                  69,083         63,000
  Salaries and benefits                                      57,031         56,500
  Other administrative expenses                               9,953            154
  Taxes and licenses                                          2,396            182
  Interest and bank charge                                    1,338          2,338
  Utilities and telephone                                       300            461
  Amortization                                                    -          5,263
  Supplies                                                        -          1,921
--------------------------------------------------      -----------     -----------
Total General and Administrative                            227,215        226,220
--------------------------------------------------      -----------     -----------
Loss from Continuing Operations                            (211,911)      (236,796)
--------------------------------------------------      -----------     -----------
Loss from Discontinued Operations (Note 1)                  (17,744)        (4,871)
--------------------------------------------------      -----------     -----------
Net Loss                                                   (229,655)      (241,667)
--------------------------------------------------      -----------     -----------
Per Share Data Basic and Diluted (Note 1):
  Loss from continuing operation                        $      (.05)    $      (.06)
  Loss from discontinued operations                            (.01)              -
  Net loss per share                                           (.06)           (.06)
  Weighted average shares outstanding                     4,032,914      4,032,914
==================================================      ===========     ===========


  See accompanying summary of accounting policies and notes to consolidated financial statements.

                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
Consolidated Statements of Stockholder's Equity (Capital Deficit)
                    Years Ended August 31, 1998 and 1997 (Note 1)

=================================================================



                             Preferred Stock        Common Stock                                         Total
                             $1.00 Par Value       $.01 Par Value     Additional                     Stockholders'
                           --------------------  -------------------    Paid-In    Accumulated          Equity
                            Shares     Amount     Shares     Amount     Capital      Deficit       (Capital Deficit)
                           ---------  ---------  ---------  --------  ---------    -----------    ------------------
Balance, August 31, 1996   1,024,184  $ 466,600  4,032,914  $ 40,328  $ 610,224    $ (602,900)       $  514,252
  Cancellation of certain
    shares related to
     Fire Zap Acquisition   (300,000)         -          -         -          -             -                 -
  Imputed officers'
    salary (Note 6)                -          -          -         -     33,860             -            33,860
  Net loss                         -          -          -         -          -      (241,667)         (241,667)
--------------------------------------------------------------------------------------------------------------------
  Cancellation of all
   outstanding shares
   issued related to
   Gulf Coast and
   Fire Zap Acquisitions)
   due to sale of Gulf
   Coast and Fire Zap
   (Note 1) and
   adjustment for
   excess cost of
   cancelled
   preferred shares
   over net assets
   value of sold
   subsidiaries (Note 1)   (724,184)  (466,600)          -         -    266,482             -          (200,118)
  Imputed officer's
   Salary (Note 6)                -          -           -         -     50,000             -            50,000
  Sale of common stock
   warrants                       -          -           -         -     20,000             -            20,000
  Expenses paid by
   shareholders                   -          -           -         -     30,492             -            30,492
  Net loss                        -          -           -         -          -      (229,655)         (229,655)
------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1998          -  $       -   4,032,914  $ 40,328 $1,011,058   $(1,074,222)      $   (22,836)


  See accompanying summary of accounting policies and notes to consolidated financial statements.

                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows (Note 1)

=================================================================


        Increase (Decrease) in Cash and Cash Equivalents

Years ended August 31,                                          1998            1997
-------------------------------------------------------     -----------     -----------
Cash Flows from Continuing Operating Activities:
  Loss from operations                                      $  (229,655)    $  (241,667)
  Adjustments to reconcile loss from operations to
     Cash used in operating activities:
       Loss from discontinued operations                         17,744           4,871
       Amortization                                                   -           5,263
       Imputed officers' salaries                                50,000          33,860
       Reserve for bad debts                                     69,083          63,000
       Impairment of goodwill and organizations cost                  -          46,269
       Change in assets and liabilities:
          Accounts receivable - trade                             9,585         (12,514)
          Note receivable                                        45,186          19,185
          Inventory                                                 218            (218)
          Other assets                                           (4,707)         13,386
          Accounts payable and accrued expenses                 (11,235)         14,967
-------------------------------------------------------     -----------     -----------
Net cash flows used in operating activities of
  continuing operations                                         (53,781)        (53,698)
-------------------------------------------------------     -----------     -----------
Cash Flows from Investing Activities -
  Shareholder contributions to capital                           30,492               -
-------------------------------------------------------     -----------     -----------
Net cash flows provided by investing activities                  30,492               -
-------------------------------------------------------     -----------     -----------
Cash Flows from Financing Activities:
  Retirement of debt                                            (36,779)              -
  Sale of stock warrants                                         20,000               -
  Proceeds from notes payable - affiliate                         5,000          23,779
-------------------------------------------------------     -----------     -----------
Net cash flows provided by (used in) financing                  (11,779)         23,779
activities
-------------------------------------------------------     -----------     -----------



                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows (Note 1)

=================================================================



        Increase (Decrease) in Cash and Cash Equivalents

Years ended August 31,                        1998        1997
----------------------------------------   --------     --------
Discontinued Operations:
  Net cash provided by operating            21,437       19,638
activities
  Net cash used in investing activities     (2,618)      (4,323)
  Net cash provided by (used in)            (2,965)      23,269
financing activities

Net cash provided by discontinued           15,854       38,584
operations

Increase (decrease) in cash                (19,214)       8,665
Cash, beginning of year                     19,226       10,561

Cash, ending of year                    $       12    $  19,226

Supplemental Cash Flow Information:
  Noncash activities:
   Transfer of net assets to
     shareholder (Note 1)               $  200,118    $       -

   Retirement of preferred shares       $  466,600    $       -


  See accompanying summary of accounting policies and notes to consolidated financial statements.

                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements

=================================================================


1. SUMMARY OF ACCOUNTING POLICIES

     NATURE OF BUSINESS, DISCONTINUED OPERATIONS AND BASIS OF PRESENTATION The accompanying consolidated financial statements include the accounts of TTI Industries, Inc. (F/K/A Environmental Plus, Inc.) and its formerly wholly-owned subsidiaries Fire Zap, Inc. and Gulf Coast Towers, Inc. through the date of disposition, as discussed below. All material intercompany transactions and balances have been eliminated in consolidation.

Prior to the acquisition of majority shares (fifty-eight percent) of the Company by a new controlling shareholder group effective May 1, 1998, the Company operated as Environmental Plus, Inc., a Texas Corporation, and was primarily in the business of construction and repair of industrial cooling towers, primarily in Texas, Louisiana and Arkansas for electric utility companies; and marketing of fire retarding foam for industrial use. During 1998 and as part of management's plan to have the Company continue to operate in the foreseeable future, a Stock Purchase Agreement (the "Agreement") was entered into among Terminator Technologies, Inc. ("TTI"), a Texas corporation, AMJ Resources, Inc. ("AMJ"), a Delaware corporation, EPI and its various shareholders. As a result of the Agreement, TTI, AMJ and their respective assigns have become the new controlling shareholder(s) and control group of the Company.

As part of the Agreement, the Company approved and adopted an amendment to the articles of incorporation to consummate a reverse stock split of its common shares of 1 for 10, effective May 1, 1998. For periods presented in the financial statements prior to the effective date of the stock split, outstanding shares and per share data have been retroactively restated to reflect the impact of the split.

     DISCONTINUED OPERATIONS Just prior to and as a condition of the Agreement, the Company sold its wholly-owned subsidiaries, Fire Zap, Inc. and Gulf Coast

                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements

=================================================================



Towers, Inc. to individuals/shareholders from whom the Company originally purchased them in 1996. According to the provisions of the Agreement, the Company sold its investment in the capital stock of its wholly-owned subsidiaries in exchange for all of the outstanding shares of the Company's Series A convertible preferred stock which was issued in connection with the Company's acquisition of such subsidiaries. The capital stock of the wholly-owned subsidiaries was exchanged at the net book value of the assets of the respective companies. No gain or loss was recognized by the Company.

The Company retires shares acquired in this transaction totaling
$150,000 and $574,184 of its Series A Preferred Stock for Fire
Zap, Inc. and Gulf Coast Towers, Inc., respectively.

The revenue and net loss from operations of discontinued segments is as follows:

     Year ended August 31,             1998             1997
     -------------------------      ----------       ----------
     Revenues                     $     18,301     $   484,587
     (Loss) from discontinued
      operations                       (17,744)         (4,871)


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

   RECLASSIFICATIONS Certain consolidated financial statement amount have been reclassified from the previously reported financial statements in order to conform with the current presentation.

                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements

=================================================================
     REVENUE RECOGNITION Service and sales revenue are recognized when services are rendered and products are shipped.

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

   INCOME TAXES    Income taxes are provided for the tax effects
of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of property, plant and equipment, inventory, and accounts and notes receivable for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

   CASH AND CASH EQUIVALENTS For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

   EARNINGS PER SHARE    In 1997, the Financial Accounting
Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The Company experiences net

                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements

=================================================================


losses for fiscal 1998 and 1997, therefore common stock equivalents are not considered as their effect would be antidilutive.

     FAIR VALUE OF FINANCIAL INSTRUMENTS     Statement of
Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments, "requires that the Company disclose the estimated fair values for its financial instruments for which it is practicable to estimate their values. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          Notes receivable - Certain of the notes receivable have a carrying value which approximates fair value because of the short maturity of those instruments.
     For the long-term note receivable, the carry value approximates fair value based on bank loans held by the debtor with similar terms and maturity.

          Line of credit and term notes - Based on the rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the line of credit and terms notes approximate the carrying value.

          Notes payable to related party - The carrying value of notes payable to related party approximates fair value because of the short-maturity of those instruments.

   NEW ACCOUNTING STANDARDS   In July 1998, the FASB issued SFAS
No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements

=================================================================


2. INVENTORIES     Inventories at August 31, 1997 consist
primarily of parts for construction of cooling towers and trailers totaling $53,128. At August 31, 1998, the Company had no inventory.

3. NOTES RECEIVABLE      Notes receivable at August 31, 1997 and
prior to the Agreement (see Note 1) were unsecured and consisted of the following:

     August 31,                                       1997
     ------------------------------------------------------------
     12.5% note due from Lewis Industries,
        principal and interest payable on or
        before December 15, 2005                   $  183,798

     Prime plus 1% note due from Tri-State,
        principal and interest payable on or
        before June 2, 2000                            74,386

     12.5% note due from Lewis Industries
        principle and interest payable on or
        before October 8, 1997                         25,000

     12.0% note due from Fire Response Systems
        Inc., principle and interest payable on
        or before August 30, 1998 - Fire Zap Inc.      30,210
                                                   -----------
                                                      313,394
     Less reserve for doubtful accounts                63,000
                                                   -----------
                                                   $  250,394
                                                   ===========

     The notes receivable in the amount of $25,000 and $30,210 as of August 31, 1997 were transferred to the subsidiaries prior to their sale (see Note 1). The Company transferred the Lewis and Tri State notes receivable to Gulf Coast Towers, Inc., one of its subsidiary, prior to the Agreement. The Tri State note is assumed to be fully collectible. However, the Company wrote the Lewis note and accrued interest down to its net realizable value of $54,870. The write-down resulted in $66,153 charge to bad debt expense for the current period and $63,000 write-off of bad debt reserve.

                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements

=================================================================


4. PROPERTY AND EQUIPMENT     Property and equipment at August
31, 1997 consisted of the following:

   Land                                       $ 21,500
   Building and improvements                    75,633
   Machinery and equipment                      29,646
   Transportation equipment                     29,819
   -----------------------------------------  --------
                                               156,598
   Accumulated depreciation                    (20,539)
   -----------------------------------------  --------
                                              $136,059

   As part of the Agreement the Company sold all property and equipment; accordingly the Company has no fixed assets as of August 31, 1998.

5.    LINE  OF CREDIT AND NOTES PAYABLE TO RELATED PARTIES     As
part of the Agreement, the Company paid in full all its debts outstanding at that time. The line of credit was canceled in fiscal 1998.

Notes payable to related parties consist of the following:

     August 31,                                       1997
     ------------------------------------------    -----------
     10% unsecured note payable to GCCTS, due
      July 31, 1998                                $    22,000
     10% unsecured note payable to shareholder,
      due July 31, 1998                                 14,779
     Other                                               1,030
     ------------------------------------------    -----------
                                                   $    37,809
     ==========================================    ===========

   As August 31, 1998, $5,000 was due a related party. The terms of repayment were not specified.

                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements

=================================================================


6. TRANSACTIONS WITH RELATED PARTIES During fiscal 1997 the Company contracted with an affiliate to perform certain services on the cooling tower related sales. Costs to the Company and cash disbursements to the affiliate totaled $176,885. No such cost was incurred in 1998.

As part of the Agreement, TTI, AMJ and their respective assigns became the new control group through the purchase of the majority shares of EPI and it's various shareholders. However, no transaction occurred between the new control group and the Company in the current period, except for a $5,000 advance.

During 1997 and 1998, the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of three officers $50,000. Therefore, no salaries were paid in fiscal 1997 and 1998. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business (SAB 79). Accordingly, officers' salaries for 1997 and 1998 were imputed. This expense is reflected in the 1997 and 1998 statements of loss with an increase to paid-in capital.

7.   INCOME TAXES   As of August 31, 1998 and 1997, management
established a 100 percent valuation allowance since it is more likely than not that the deferred tax assets will not be realized based on the weight of available evidence.

In accordance with the Internal Revenue Code, the availability to carry forward net operating losses incurred prior to 1987 are limited due to a significant change in ownership during that year. If not utilized, these net operating losses will begin to expire in 2006. The remaining net operating losses for tax purposes, are approximately $330,000. However, during fiscal 1996 and 1998 there were two separate significant changes in ownership which further limit the availability of those net operating losses. The extent of the limitation has not been determined.

                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements

=================================================================




The net deferred tax asset in the accompanying balance sheets includes the following at August 31,:

                                        1998           1997
                                     -----------     ---------
     Deferred tax asset              $  169,000      $  91,000
     Less valuation allowance          (169,000)       (91,000)
                                     -----------     ---------
     Net deferred tax asset          $        -      $       -
                                     ===========     ==========

The valuation allowance activity for the years ended August 31, consists of the following:

                                      1998              1997
                                   ---------         ---------
     Balance, beginning of         $  91,000         $  28,000
     year
     Current year net
     operating
      loss                            78,000            63,000
                                   ---------         ---------
     Balance, end of year          $ 169,000         $  91,000
                                   =========         =========
8.   PREFERRED STOCK     The Series A Preferred Stock was issued
in conjunction with the Fire Zap and Gulf Coast Towers acquisitions. During fiscal 1997, the sellers of Fire Zap returned for cancellation 300,000 shares of the Series A preferred stock at the request of management. No consideration was exchange for the cancelled shares.

Prior to the Agreement, as further discussed in Note 1, the Company exchanged all capital stock of its wholly-owned subsidiaries in exchange for all of the outstanding shares of these Series A convertible preferred stock. The transaction resulted in a $466,600 charge to the preferred stock account and $266,482 credit to additional paid-in capital. All preferred shares were canceled.

9. STOCK PURCHASE WARRANTS    As part of the Agreement, the
Company issued a 1.5 million Stock Purchase Warrant to TTI for
$20,000.  The valuation of these

                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements

=================================================================


 shares is consider de minimus. The warrants are initially exercisable at $0.04445 per share and expire prior to May 6, 2000. The transaction resulted in a $20,000 credit to additional paid-in capital.

10. COMMITMENTS AND CONTINGENCIES The Company is generally self-insured for losses and liabilities related primarily to workers' compensation, health and welfare claims, physical damage to property, business interruption resulting from certain events, and comprehensive general, product and vehicle liability.

11. SUPPLEMENTAL CASH FLOW INFORMATION During the year ending August 31, 1998 and 1997 there was no cash paid for interest or income taxes.

12.  GOING CONCERN AND SUBSEQUENT EVENTS     The accompanying
consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 and below to the financial statements, the Company has discontinued its operating segments and has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in the following paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since joining the Company in May 1998, the new Chief Executive Officer, along with the rest of the Company's management team has been developing a broad operational and financial restructuring plan. That plan was presented to the Company's Board of Directors in January 1999. TTI Industries, Inc. had virtually no business operations during fiscal 1998. The Company plans to operate as a holding-owned subsidiaries. One subsidiary, Terminator Technologies, Inc., will be formed as a Manufacturing and Marketing subsidiary and TermTex Corporation will be formed as a Research and Development subsidiary. The Company's primary focus in the retail market will be the production and sale of a series of pest control products for the

                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements

=================================================================


home and garden, with an emphasis on products that (1) are safe for children, pets and wildlife, (2) are environmentally friendly, (3) are low cost and (4) utilize attractive animal-shaped designs. In January 1999, the Company concluded the purchase of the two subsidiary companies, Terminator Technologies, Inc. and Term Tex Corporation from AMJ Resources, Inc., which consisted of the purchase of all of the 1,000 issued and outstanding shares of each Company's common stock for a total purchase price of $5,000 ($2,500 each). The transfer of the operating responsibilities described above will be completed in the next few months as contracts are finalized and manufacturing schedules are approved.

Going forward, significant amounts of additional cash will be needed to pay the costs to implement the proposed business plan and to fund losses until the Company has achieved profitability. Based on management's proposed plan, the Company estimates that at least $1.5 million will be required to fund the Company's restructuring costs and operations through the end of fiscal 2000 and that additional amounts could be required thereafter.

While there is no assurance that funding will be available to execute the plan, the Company is continuing to seek financing exploring a number of alternatives in this regard. The Company believes that this additional financing, along with its current credit facilities, will be sufficient to support the Company's liquidity requirements through the end of 1999 depending on operating results.

In the absence of long-term financial support from investors, there can be no assurance that additional financing can be obtained from conventional sources. Management is exploring alternatives that include seeking strategic investors, or pursuing other transactions that could result in diluting existing shareholders. There can be no assurance that management's efforts in this regard will be successful.

                                     TTI INDUSTRIES, INCORPORATED
                                 (F/K/A ENVIRONMENTAL PLUS, INC.)
                                                 AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements

=================================================================



Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed can significantly improve operating results. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.