Form 10QSB
period 1998-11-30
TTI INDUSTRIES INC /TX/
filed 1999-11-30
CIK 759401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 130R 15(d) OF THE          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE         SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 1, 1998 to November 30, 1998

Commission file number: 000-13041

TTI INDUSTRIES, INCORPORATED
(Exact name of small business issuer as specified in its charter)

Texas	75-1939021
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3838 Oak Lawn Avenue, Dallas, Texas 75219
(Address of principal executive offices)

(214) 520-1702 &nb
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,073,401 as of September 30, 1999

Transitional Small Business Disclosure Format (Check One) Yes ; No X


PART I.

Item 1.   Financial Statements

TTI INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Consolidated Balance Sheets
November 30, 1998 (Unaudited), November 30, 1997 (Unaudited) and
August 31, 1998 (Audited)

	November 30	November 30	August 31
	1998	1997	1998
ASSETS
CURRENT
Cash	$ 138	$ 2,556	$ 12
Accounts receivable (trade)	19,578
Advances receivable (affiliates)	111,000	_________
Note receivable		29,412
Inventory		53,375
Other		5,835
	----------------	-----------------	--------------
Total current assets	$ 111,138	$ 110,756	$ 12
NOTE RECEIVABLE		179,455

PROPERTY, PLANT AND EQUIPMENT - NET		132,847
	---------------	----------------	--------------
	$ 111,138	$ 423,058	$ 12
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 16,986	$ 47,527	$ 16,985
Accrued Expenses		4,870	863
Line of credit and term notes		57,902
Notes payable and due to related parties	5,000	18,487	5,000
Total current liabilities	$ 21,986	$ 128,786	$ 22,848

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par, 100,000,000 authorized 1475 issued and outstanding)
	1,475	466,600
Common stock (100,000,000 shares authorized, $.01 par, 4.068,401 shares issued and outstanding)
	41,628	40,328	40,328
Additional Paid-in Capital	1,142,023	644,084	1,011,058
Accumulated deficit	(1,095,974)	(856,740)	(1,074,222)

Total Stockholders' Equity	89,152	294,272	(22,836)
	$ 111,138 ==========	$ 423,058 ==========	$ 12 ============


TTI INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Three months ended November 30

	1998	1997
REVENUES:
Sales	--	$ 17,703
Interest	--	8,568

Total	--	26,271

COST OF SALES	--	10,522

GENERAL AND ADMINISTRATIVE
Depreciation and amortization	--	3,213
Payroll taxes	--	338
Interest and bank charges	$ 71	2,822
Supplies	--	187
Professional fees	20,000	3,560
Taxes and licenses	--	530
Utilities and telephone	--	1,192
Salaries and benefits	--	10,806
Travel	--	650
Insurance	--	3,855
Registration fees	1,669
Other Administrative Expenses	12	769

Total General and Administrative	(21,752)	27,922

NET INCOME (LOSS) BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM	(21,752)	(12,173)

INCOME TAXES	--	--

NET INCOME (LOSS)	(21,752)	(12,173)

PER SHARE DATA:
Net income (loss) per share	(.01)	(.00)
Weighted Average shares outstanding	4,033,189	4,032,914


TTI INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Three months ended November 30

	1998	1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from operations	$ (21,752)	$ (12,173)
Adjustments to reconcile income (loss) from operations to cash provided by (used in) operating activities:	--	--
		--
Depreciation and amortization		3,213
Imputed officers' salaries		--
Change in assets and liabilities:
Increase in accounts receivable - trade		(6,698)
(Increase) decrease in advances receivable	(111,000)	247
Decrease in other assets	--	--
Decrease in accounts payable and accrued expenses
	(862)	(24,291)

Net cash flows used in operating activities	(133,614)	(36,536)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Preferred Stock net of offering costs	132,640	--
Sale of Common net of offering costs	1,100

Net cash flows provided by investing activities	133,740

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of debt	--	(21,660)
Collection of note receivable	--	41,526

Net cash flows provided by financing activities	__________	19,866

Increase (Decrease) in Cash	126	(16,670)
Cash, beginning of period	12	19,226

Cash, end of period	$ 138 =========	$ 2,556 =========


TTI INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Consolidated Statements of Stockholders'
Equity (Capital Deficit)
Three Months Ended November 30, 1998 (Unaudited)

	Preferred Stock $1.00 Par Value	Common Stock $.01 Par Value	Additional Paid-In	Accumulated Deficit	Total Stockholders' Equity (Capital Deficit)
	______________ Shares Amount	________________ Shares Amount

Balance, August 31, 1998
(Adjusted)		4,037,401 $40,328	$1,011,058	-$1,074,222	-$22,836

Sale of Preferred Stock Net
of 10% Issuance Cost	1,475 $132,640				132,640

Sale of Common Stock	11,000	11,000 1,100	1,100

Settlement of Contract		20,000 200	-200	-0-

Net Loss for Period				-21,752	-21,752
	--------- ---------	--------- --------	--------------	---------------	-----------------
Balance November 30, 1998	1,475	$132,640	4,068,401	$41,628	$1,010,858

 See accompanying summary of accounting policies and notes to consolidated financial statements


TTI INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Notes to Financial Statements
November 30, 1998

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A.     Unaudited Interim Financial Information

The financial statements as of November 30, 1998 and 1997 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at August 31, 1998 has been derived from the audited financial statements a

B.     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C.     Income Taxes

The Company did not provide any current or deferred U.S. federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced operating losses for several years. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2006, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The Company has provided a full valuation allowance since it is more likely than n


D.     Cash and Cash Equivalents

The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and short term securities with maturities of three months or less when purchased as cash and cash equivalents.

E.      New Accounting Standards

Effective September 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value-based method of measuring stock based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method for preparing basic statements, SFAS No. 123 requires disclosures in the footnotes of pro forma net earnings per share information as if the fair value ed. The Company expects no effect from the adoption of this new standard.

In 1998, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement simplified the previous standards for computing earnings per share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requi ic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997. The Company has complied with the disclosure requirements of SFAS 128 in its financial statements for its fiscal year ending August 31, 1998 and th 1998.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those business enterprises report selected financial information about operating segments in interim reports to shareholders. It also establishes standards for related disclosur

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended November 30, 1998 no cash was used to pay interest and $862 of cash was used to pay accrued Texas franchise taxes.


NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

The Company has an agreement with AMJ Resources Corporation whereby the Company was to advance $250,000 during the period November 1998 through April 1999 to partially fund the Terminator Turtle product. The total advance through November 30, 1998 was $111,000. The advances are non interest bearing. By agreement with AMJ these funds are to be credited against the total due AMJ for the assignment of AMJ's interest in the Terminator Turtle products. This assignment completed in October

NOTE 4 - PREFERRED STOCK

On August 1, 1998 the Company offered for sale to qualified investors 45,000 units, consisting of one share of 12.5% Convertible Preferred Stock (Par Value $1 per share) at $100 per share and 10 shares of Common Stock (Par Value $0.01 per share) at $0.10 per share. Each Preferred Share can be converted upon certain circumstances described in the offering circular into One Hundred (100) common shares. At November 30, 1998 1475 (units) had been issued. This offering was cancelled in Feb

On February 1, 1999 the Company offered for sale to qualified investors 25,000 shares of 12.5% Convertible Preferred Stock (Par Value $1 per share) at $100 per share for a total offering of $2,500,000. Each Preferred Share can be converted upon certain circumstances into one hundred (100) common shares.

NOTE 5 - STOCK PURCHASE WARRANTS

As part of the Stock Purchase Agreement of January 1998, the Company issued a 1.5 million share Common Stock Purchase Warrant to AMJ Resources Corporation for $20,000. The warrants are initially exercisable at $0.04445 per share and expire January 5, 2000. The transaction resulted in a $20,000 credit to additional paid-in capital at August 31, 1998.

NOTE 6 - STOCKHOLDERS' EQUITY

Effective June 15, 1998 the Company reached agreement with Baron Chase Securities to cancel the consulting agreement of July 1, 1996 for 20,000 shares of common stock. No services had been billed to the Company as of June 15, 1998 and was issued at par value ($.01).

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is generally self-insured for losses and liabilities related primarily to workers' compensation, health and welfare claims, physical damage to property, business interruption resulting from certain events, and comprehensive general, product and vehicle liability.

NOTE 8 - SUBSEQUENT EVENTS

Effective January 19, 1999 the Company formed Terminator Technologies, Inc. and Term Tex Corp. The Company intends to utilize Terminator Technologies, Inc. to act as the manufacturing


and marketing entity for the Company's products and to utilize Term Tex as the research and development entity for the Company's products.

NOTE 9 - GOING CONCERN

Since joining the Company in May 1998, the new Chief Executive Officer, along with the rest of the Company's management team has been developing a broad operational financial restructuring plan. That plan was presented to the Company's Board of directors in January 1999. TTI Industries, Inc. had virtually no business operations during the first quarter. The Company plans to operate as a holding company, with its primary operations conducted through two wholly owned subsidiaries. One s

Going forward, significant amounts of additional cash will be needed to pay the costs to implement the proposed business plan and to fund losses until the Company has achieved profitability. Based on management's proposed plan, the Company estimates that at least $1.5 million will be required to fund the company's restructuring costs and operations through the end of 1999 and that additional amounts could be required thereafter.

While there is no assurance that funding will be available to execute the plan, the Company is continuing to seek financing exploring a number of alternatives in this regard. The Company believes that this additional financing, along with its anticipated credit facilities, will be sufficient to support the Company's liquidity requirements through the end of 1999 depending on operating results.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

General

The Company's results of operations for the quarter ended November 30, 1998 were significantly affected by the Company's discontinuation of the business of construction and repair of industrial cooling towers ("Past Business"), the consummation of an agreement among the Company, certain Company shareholders and Terminator Technologies, Inc., a Texas corporation ("Terminator Texas"), and the sale of substantially all of its assets to Mr. George Davis in exchange for Mr. Davis' transfer


Texas Transaction was closed and subsequent to that date and through the close of the quarterly period ended November 30, 1998, the Company did not engage in any material revenue or income-producing activities.

As a result of the Terminator Texas Transaction, new management was appointed, the Company discontinued existing operations, changed its name to TTI Industries, Incorporated, and commenced plans for new operations. The Company intends to focus operations on the acquisition, production and marketing of (a) innovative pest control products for home and garden with an emphasis on products that (i) are safe for children, pets and wildlife, (ii) are environmentally friendly, (iii) are lo w

Liquidity and Capital Resources

At November 30, 1998, the Company's principal sources of liquidity consisted of $138 of cash compared to $2,556 of cash at November 30, 1997, and $12 of cash at August 31, 1998. Working capital at November 30, 1998 was $89,152 compared to $<18,030> at November 30, 1997, and $<22,836> at August 31, 1998.

The Company obtained $133,740 from the private placement of securities during the quarter ended November 30, 1998 and used $111,000 in operating activities for the quarter ended November 30, 1998, as compared to $36,536 for the quarter ended November 30, 1997. During the quarter ended November 30, 1998, $111,000 was advanced to AMJ Resources, Inc., an Affiliate, to assist in inventory financing in anticipation of completion of agreements with AMJ regarding the acquisit

The Company made no capital acquisitions or improvement expenditures during the quarter ended November 30, 1998 (similarly for the quarter ended November 30, 1997), but anticipates a substantial increase in its capital needs consistent with the implementation of the Company's Business Plan (described below under "Subsequent Events") when implemented. The Company believes that its current capital will not be sufficient to meet its anticipated cash needs for the next 12 months. However


assurance that the Company will obtain financing necessary to fully implement and undertake its Business Plan. Moreover, the obtaining of any financing by the Company, will, in all likelihood, involve the sale of additional equity, debt or convertible debt securities, which could result in additional dilution to the Company's shareholders. Additionally, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and techno

Results of Operations

The Company conducted no revenue producing activity in the quarter ended November 30, 1998 as compared to $26,271 for the quarter ended November 30, 1997 and -0- the year ended August 31, 1998. The revenue for the quarter ended November 30, 1997 was the result solely of Past Business.

Other than advancing funds to AMJ to assist in inventory financing in anticipation of entering into certain agreements with AMJ and the continuing development of a business plan, the Company had virtually had no operations during the quarter ended November 30, 1998 and similarly, had no operations during the quarter ended November 30, 1997.

Without revenue for the quarter ended November 30, 1998, the Company incurred an operating loss of , <$21,754>, as compared to an operating loss of <$12,173> for the comparable period in 1997. The loss for the quarter ended November 30, 1998 was principally the result of professional fees in the amount of $20,000 as compared to $3,560 for the quarter ended November 30, 1997.

Subsequent Events

A.     Company's Business Plan. Since joining the Company, Frank Harrison, elected president of the Company, on May 6, 1998 with the assistance of Albert Miller and Pierre Korsmoe, who were elected as non-voting advisory members of the Company's Board of Directors, has been developing a new operational and financial restructuring plan for the Company. Mr. Miller has since been elected as Chairman of the Board of Directors (with voting power) and Mr. Kor

Pursuant to the Business Plan, the Company plans to operate as a holding company, with its primary operations conducted through subsidiaries. Effective January 19, 1999, the Company formed Terminator Technologies, Incorporated, a Delaware corporation, and Term Tex Corporation, a Delaware corporation. Pursuant to the Business Plan, the Company intends to utilize Terminator Technologies, Incorporated as a manufacturing and marketing facility for the Company's products and Term Tex Cor p


Pursuant to the Business Plan, the Company intends to devote its primary focus to the retail market and the development, production and marketing of: (a) a series of pest control products for the home and garden, with an emphasis on products that (i) are safe for humans (particularly children), pets and wildlife, (ii) are environmentally friendly, (iii) are low cost, (iv) utilize attractive designs, and (v) are user-friendly; and (b) other products related to safety. There can be no assur

B.     Option Agreement with AMJ. In anticipation of the implementation of the Business Plan, on January 19, 1999 the Company entered into an agreement (the "Option Agreement") with AMJ Resources Corporation ("AMJ"), a shareholder of the Company, which Agreement was amended on October 4, 1999. Pursuant to the Agreement as originally executed, among other things, (i) the Company acquired AMJ's rights to use, manufacture and sell three (3) separate produ

Notwithstanding AMJ's relationship to the Company as a significant shareholder, and the relationship of Messrs. Miller and Korsmoe as employees of AMJ and as non-voting advisory directors to the Company (Mr. Miller later was elected as Chairman of the Company's Board of Directors and Mr. Korsmoe was elected as the Company's principal financial and accounting officer), there can be no assurance that the Option Agreement will result in any revenue or income for the Company, that the Company

AMJ is a Delaware corporation, the stock of which is owned by Mr. Miller's daughter, grandson and an irrevocable trust, the beneficiaries of which are members of Mr. Miller's family. Mr. Miller is neither a beneficiary or trustee of the family trust nor a shareholder, officer or director of AMJ.

C.     Assignment by AMJ. Additionally, in anticipation of implementation of the Business Plan, on January 19, 1999 AMJ and the Company entered into an assignment agreement (the "Assignment") which was also amended on October 4, 1999. Pursuant to the Assignment as originally executed, among other things, AMJ assigned to the Company all of AMJ's rights under a license agreement dated June 16, 1998 between AMJ and Terminator Turtle™ L.P. (t


current with its filings to the Securities and Exchange Commission under the reporting requirements of the Securities Exchange Act of 1934, as amended, and (ii) the Company had completed the sale of certain 12 1/2% convertible preferred shares.

Under the Assignment as originally executed, among other things, (i) Terminator Turtle™ L.P., a California limited partnership ("TTLP"), assigned its rights to the Terminator TurtleTM and Terminator Turtle Bait Tray TM (collectively, "Terminator Turtle") to the Company. (TTLP had acquired those rights from Albert Miller, the inventor of the Terminator Turtle™); (ii) the Company was granted until December 31, 2009, exclusive worldwide use of the patent rel eptember 11, 2000; (c) the conditions to effectiveness of the Assignment were eliminated; and (d) the royalty from the Company to AMJ was eliminated.

There can be no assurance that the Company will obtain financing necessary to manufacture and distribute the Terminator Turtle™ or that the Assignment will have any ultimate realizable value to the Company or will result in any revenue or income to the Company.

D.     The Company's Product(s). Terminator Turtle™ is an easy to use snail and slug control system which was designed as a safe alternative to existing snail and slug killing products which can be extremely dangerous to children, pets and wildlife. The Terminator Turtle™ encompasses two products: (a) The Terminator Turtle Bait Station™ - a metal turtle-shaped enclosure that keeps the bait away from children and animals; and (b) The Termin

The Company believes that nearly all existing snail and slug control products involve dispensing poisonous pesticide granules or powder directly on the snail, thus, creating a hazard to children, pets, wildlife and the environment, particularly when the pesticide filters through the soil into the groundwater and into rivers and reservoirs. Such snail and slug bait when exposed to sun, rain and water also deteriorates quickly, thus requiring more poison to be effective.

The snail and slug bait in the Terminator Turtle Bait Tray™ is enclosed in the steel Turtle, safely isolated from children, pets, wildlife and the elements. Protected from rain, watering and the sun, the enclosed bait is effective for at least three or four weeks, and because the bait does not touch the soil, it does not effect the groundwater.

AMJ test-marketed the Terminator Turtle™ in the Northwest United States in 1997, for a period of six weeks, selling all 50,000 units made available. AMJ also completed EPA registration for the Terminator Turtle Bait Tray™ in all 50 states. After the test-market, AMJ made additional modifications to the Terminator Turtle™ design and completed fabrication


on the high volume tooling needed to produce the Terminator Turtles™ in large quantities at a low cost. AMJ has advised the Company that AMJ and associates have expended in excess of $2,000,000 in the development of the Terminator Turtle™ and certain other products.

The Company intends to sell the Terminator Turtle Bait Station™ (including one Terminator Turtle Bait Tray™) at a suggested retail price of $9.95 per unit and replacement Terminator Turtle Bait Trays™ at $4.95 per unit. The Company intends to market its retail products directly to retailers who will market to consumers by the use of point of purchase displays that are strategically placed by retailers in their outlets. The display for the Terminator Turtles™ and 24

E.     Manufacture and Marketing. The Company presently intends to outsource all manufacturing functions for its product(s). At present, the Company has no facilities capable of manufacturing its product(s) and is not a party to any formal agreements with respect to manufacturing of its product(s). In the past, AMJ has outsourced the manufacture of the Terminator Turtle™ and has agreed to assign its rights to manufacturing agreements to the Company. A

The Company intends to market its product(s) through its wholly owned subsidiary Terminator Technologies, Inc. Neither the Company nor Terminator Technologies, Inc. have any contractual commitments or arrangements relating to the marketing or sale of product(s). Terminator Texas has agreements with independent sales representatives on a nonexclusive basis to market and sell the Terminator Turtle™ and has verbally agreed to assign those agreements to the Company or its subsidiary. Th

Notwithstanding the foregoing agreements, the Company does not have the financial resources to manufacture or distribute any products and the only product that is market ready is the Terminator Turtle™ and Bait Tray. The other products require additional development. There can be no assurance that the Company can or will obtain the financing necessary to take advantage of the Option Agreement or the Assignment.

Since the Company has not yet obtained financing to implement its plans with respect to the Terminator Turtle™ or any other product, there can be no assurance that such financing will be obtained and there can be no assurance that the Company's plans for the Terminator Turtle™ or any other product will be realized or successful.

      Agreement with Speed Release Lock Company. On October 5, 1999, the Company entered into a Stock Purchase and Exchange Agreement (the "Speed Release


Agreement") with Speed Release Lock Company ("Speed Release") and Mr. Steve Bedowitz. Pursuant to the Speed Release Agreement, among other things, (i) Mr. Steve Bedowitz, president and majority shareholder of Speed Release, purchased an option exercisable upon 60 days prior written notice, at a price of $40,000 paid to the Company, to purchase 165,000 shares of the Company's Common Stock at a purchase price of $.01 per share; (ii) the Company acquired 10% of Speed Release's Common Stock i

The Company and Speed Release have entered into discussions regarding a possible business combination. However, such discussions are preliminary in nature and there can be no assurance that such discussions will result in any further agreement between the Company and Speed Release or that if any additional agreement is reached that it will add any value to the Company.

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


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

Speed Release was founded in 1996 by the Company's principal shareholder, Steve Bedowitz. In 1991, Speed Release acquired Trigger Block, Inc., the founder of the concept of the Speed Release Lock. Mr. Bedowitz is 57 years old and has successfully built and managed several successful companies. In March 1980, Mr. Bedowitz founded American Remodeling, Inc. ("AMRE"), a company specializing in home siding, with an initial investment of $3,000. When Mr. Bedowitz sold his interest in AMRE in 19

The Lock competes with a number of products that reduce the risk of firearm misuse. These products include other types of gun locks and gun safes. Speed Release believes, however, that its Lock is superior to these products in that it is easier to use in an emergency situation. Firearm safes clearly offer a high level of security from both theft and unauthorized use; however, their high cost prohibits many firearm owners from using them. Furthermore, firearm safes hinder an owner's acces s

Speed Release focuses its marketing strategy to current as well as future firearm owners. Its advertisements are geared toward men over 25 years old with at least a high school education and incomes in excess of $35,000. The Lock has been featured in a number of hunting, shooting and law enforcement magazines such as Shooting Times, Sports Afield, Clay Shooting, Buckmasters, Field & Stream, Gun World, Skeet Shooting Review, The Chief of Pol


Due to the rise of firearm violence and in light of the number of children engaging in violence with handguns and rifles, there has recently been increased interest in requiring firearm users to keep unauthorized users from using firearms. Congress is currently considering legislation which would require that a gun lock be sold with every new firearm sold in the United States. In addition, a number of states have passed laws requiring gun locks for every firearm sold within the state. Suc

At December 31, 1998, Speed Release had total assets of $390,507 and a shareholders' deficit of ($1,192,751). For the years ended December 31, 1998 and 1997, Speed Release had revenues of $217,634 and $87,192, respectively, and operating losses of ($588,612) and ($1,214,191), respectively. Speed Release's net losses in 1998 were ($697,359), compared to ($1,334,934) during 1997.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources and any anticipated changes in the Company's business following the consummation of the Agreement and Speed Release Agreement, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitatio fluctuation in sales and revenues, if any; risks associated with acquisitions and expansion, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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


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

PART II

Items 1. 5.

No "other" information required.

Item 6.        Exhibits and Reports on Form 8-K.

(a)     Exhibits (Incorporated by reference from the Form 10-KSB for the year ended August 31, 1998)

No.	Exhibit
3.1	Articles of Incorporation of the Registrant.
3.2	Amendment to the Registrant's Articles of Incorporation changing the name of the Registrant from HAS Acquisition Company to HAS Oil & Gas, Inc.
3.3	Amendment to the Registrant's Articles of Incorporation changing the name of the Registrant from HAS Oil & Gas, Inc. to Kinlaw Energy Partners Corporation
3.3	Amendment to the Registrant's Articles of Incorporation changing the name of the Registrant from Kinlaw Energy Partners Corporation to Environmental Plus, Inc.
3.4

Amendment to the Registrant's Articles of Incorporation changing the name of the Registrant to TTI Industries, Incorporated and effecting a 1-for-10 reverse stock split of the Registrant's Common Stock.

3.5	Amendment to Registrant's Articles of Incorporation changing the name of the Registrant from Environmental Plus, Inc. to TTI Industries, inc.
3.6	Bylaws of Registrant
4.1	Form of Common Stock Certificate of Registrant
10.1	Stock Purchase Agreement, dated as of January 15, 1998, by and among the Company, certain of its shareholders and Terminator Technologies, Inc.
11.1	Statement regarding computation of per share earnings


21.1	Subsidiaries of the registrant
27.1	Financial Data Schedule (filed herewith)

(b)     Reports on Form 8-K.

No Reports on Form 8-K were filed by the Company during the quarter ended November 30, 1998.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTI INDUSTRIES, INCORPORATED

__________________
Date

        /s/ FRANK HARRISON
Frank Harrison
President and Chief Executive Officer

       /s/ PIERRE KORSMOE
Pierre Korsmoe
Principal Accounting and Financial Officer