Form 10QSB
period 1999-02-28
TTI INDUSTRIES INC /TX/
filed 1999-11-30
CIK 759401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 130R 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE           SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 1, 1998 to February 28, 1999

Commission file number: 000-13041

TTI INDUSTRIES, INCORPORATED
(Exact name of small business issuer as specified in its charter)

Texas	75-1939021
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

             3838 Oak Lawn Avenue, Dallas, Texas 75219

(Address of principal executive offices)

                                          (214) 520-1702

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,073,401 as of September 30, 1999

Transitional Small Business Disclosure Format (Check One)  Yes  __;    No  X


PART I.

Item 1. Financial Statements

TTI INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
February 28, 1999 and February 28, 1998

	February 28, 1999	February 28, 1998
ASSETS
CURRENT
Cash	$ 10,057	$ 7,388
Advances receivable (affiliates)	126,000	3,718
Note receivable		29,412
Inventory		53,375
Other		24,810
Total current assets	$ 136,057 =======	$ 119,703 =========
NOTE RECEIVABLE	$	$ 156,343
Investments, in subsidiaries	$ 5,000	0
Property, plant and Equipment - Net		129,634
Total assets	$ 141,057	$ 404,680
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$ 22,031	$ 90,719
Accrued expenses		1,643
Line of credit and term notes		57,234
Notes payable and due to related parties	10,000	1,030
Total current liabilities	$ 32,031	$ 150,626
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, 12 1/2 ($1.00 par, 100,000,000 authorized, 1775 issued and outstanding)	1,775	466,600
Common stock (100,000 shares authorized, $01 par, 4, 072,151 shares issued and outstanding)	42,003	40,328
Additional Paid-In Capital	1,171,723	644,084
Accumulated Deficit	(1,106,475)	(896,958)
Total Stockholders' Equity	109,026	254,054
	$ 141,057 ========	$ 404,680 =========


TTI INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

Three Months and Six Months Ended

	Three Months Ended		Six Months Ended
	February 1999	February 1998	February 1999	February 1998

REVENUES:
Sales	$ 0	$ 569	$ 0	$ 18,272
Interest	0	7,507	$ 0	16,075

Total	0	8,076	0	34,347
COST OF SALES
GENERAL AND ADMINISTRATIVE
Depreciation and amortization	0	3,212	0	6,425
Payroll Taxes			338
Interest and bank charges	0	1,745	0	4,567
Supplies	0	512	0	699
Professional Fees	9,884	41,422	29,884	44,982
Taxes and licenses	0	0	0	530
Utilities and telephone	0	151	0	1,343
Salaries and benefits	0	0	0	10,806
Travel				650
Insurance	0	1,252	0	5,107
Other Administrative Expenses	618	0	2,357	769

Total General and Administrative	10.502	48,294	32,241	76,216
NET INCOME (LOSS) BEFORE INCOME TAXES AND EXTRA ORDINARY ITEM
	(10,502)	(40,218)	(32,241)	(52,391)
INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	(10,502)	(40,218)	(32,241)	(52,391)
PE R SHARE DATA; Net income (loss) per share
	-	-	-	-
Weighted Average shares outstanding
	5,567,951	4,037,137	5,567,951	4,032,914


TTI INDUSTRIES, INCORPORATED

AND SUBSIDIARIES

Consolidated Statements of Cash Flow (Unaudited)

	Three months ended Feb. 28		Six months ended Feb. 28
	1999	1998	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from operations	(10,502)	(40,218)	(32,241)	(52,391)
Adjustments to reconcile income (loss) from operations to cash provided by (used in) operating activities:

Depreciation and amortization	3,212	6,425
Imputed officers' salaries
Change in assets and liabilities:
Increase in accounts receivable - trade		15,760		9,162
(Increase) decrease in advances	(15,000)	(18,875)	(126,000)	(247)
(Increase) decrease in inventory				(247)
Decrease in other assets			(15,315)
Increase (decrease) in accounts payable and accrued expenses
	10,046	39,965	9,195	15,674

Net cash flows used in operating activities	(15,456)	(156)	(149,046)	(36,692)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Preferred Stock net of offering costs		30,000		162,640
Sale of Common stock net of offering costs	375		1,475
Purchase of subsidiaries	(5,000)		(5,000)

Net cash flows provided by investing activities	25,375		159,115
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of debt		(18,125)		(39,785)
Collection of note receivable		23,113		64,639

Net cash flows provided by financing activities	-	4,988	-	24,854
Increase (Decrease) in Cash	9,919	4,832	10,069	(11,838)
Cash, beginning of period	138	2,556	(12)	19,226

Cash, end of period	$ 10,057	$ 7,388	$ 10,057	$ 7,388


TTI INDUSTRIES, INCORPORATED
AND SUBSIDIARIES

Consolidated Statements of Stockholders'

Equity (Capital Deficit)
Six Months Ended February 28, 1999 (Unaudited)

	Preferred Stock $1.00 Par Value	Common Stock $.01 Par Value	Additional Paid-In Capital		Total Stockholders' Equity (Capital Deficit)

	_____________	________________		Accumulated Deficit
	Shares Amount	Shares Amount

Balance, August 31, 1998
(Adjusted)		4,037,401 $40,328	$1,011,058	-$1,074,222	-$22,836
Sale of Preferred Stock Net of 10% Issuance Cost
	1,775 1,775		160,865		162,640
Sale of Common Stock		14,750 1,475			1,475
Settlement of Contract		20,000 200	-200		-0-
Net Loss for Period				-32,241	-32,241
	----------	-----------	------------	-----------	-----------
Balance November 30, 1998	1,775 1,775	4,072,151 42,003	$1,171,723	-$1,106,475	$109,026

See accompanying summary of accounting policies and notes to consolidated financial statements


TTI INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Notes to Financial Statements
February 28, 1999

 NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A.     Unaudited Interim Financial Information

The financial statements as of February 28, 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at August 31, 1998 has been derived from the audited financial statements at that da

B.     Use of Estimates

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

E.     New Accounting Standards

Effective September 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value-based method of measuring stock based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method for preparing basic statements, SFAS No. 123 requires disclosures in the footnotes of pro forma net earnings per share information as if the fair value-based method ha

In 1998, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement simplified the previous standards for computing earnings per share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requi

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those business enterprises report selected financial information about operating segments in interim reports to shareholders. It also establishes standards for related disclosur

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended February 28, 1999 no cash was used to pay interest and $862 of cash was used to pay accrued Texas franchise taxes.


NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

The Company has an agreement with AMJ Resources Corporation whereby the Company was to advance $250,000 during the period November 1998 through April 1999 to partially fund the Terminator Turtle product. The total advanced through February 28, 1999 was $126,000. The advances are non interest bearing. By agreement with AMJ these funds are to be credited against the total due AMJ for the assignment of AMJ's interest in the Terminator Turtle products. This assignment was completed in October 1999.

NOTE 4 - PREFERRED STOCK

On August 1, 1998 the Company offered for sale to qualified investors 45,000 units, consisting of one share of 12.5% Convertible Preferred Stock (Par Value $1 per share) at $100 per share and 10 shares of Common Stock (Par Value $0.01 per share) at $0.10 per share. Each Preferred Share can be converted upon certain circumstances described in the offering circular into One Hundred (100) common shares. At November 30, 1998 1475 (units) had been issued. his offering was cancelled by the February 1, 1999

On February 1, 1999 the Company offered for sale to qualified investors 25,000 shares of 12.5% Convertible Preferred Stock (Par Value $1 per share) at $100 per share for a total offering of $2,500,000. Each Preferred Share can be converted upon certain circumstances into one hundred (100) common shares.

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

NOTE 8 - SUBSEQUENT EVENTS


 Effective January 19, 1999 the Company formed Terminator Technologies, Inc. and Term Tex Corp. The Company intends to utilize Terminator Technologies, Inc. to act as the manufacturing and marketing entity for the Company's products and to utilize Term Tex as the research and development entity for the Company's products.

NOTE 9 - GOING CONCERN

Since joining the Company in May 1998, the new Chief Executive Officer, along with the rest of the Company's management team has been developing a broad operational financial restructuring plan. That plan was presented to the Company's Board of directors in January 1999. TTI Industries, Inc. had virtually no business operations during the six months ended February 28, 1999. The Company plans to operate as a holding company, with its primary operations conducted through two wholly owne

Going forward, significant amounts of additional cash will be needed to pay the costs to implement the proposed business plan and to fund losses until the Company has achieved profitability. Based on management's proposed plan, the Company estimates that at least $1.5 million will be required to fund the company's restructuring costs and operations through the end of 1999 and that additional amounts could be required thereafter.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

General

The Company's results of operations for the quarter ended February 28, 1999 were significantly affected by the Company's discontinuation of the business of construction and repair of industrial cooling towers ("Past Business"), the consummation of an agreement among the Company, certain Company shareholders and Terminator Technologies, Inc., a Texas corporation


("Terminator Texas"), and the sale of substantially all of its assets to Mr. George Davis in exchange for Mr. Davis' transfer to the Company of 574,184 shares of preferred ($1.00 par value) stock (the "Terminator Texas Transaction"). Effective May 6, 1998, the Terminator Texas Transaction was closed and subsequent to that date and through the close of the quarterly period ended February 28, 1999 the Company did not engage in any material revenue or income-producing activities.

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

At February 28, 1999, the Company's principal sources of liquidity consisted of $10,057 of cash compared to $7,388 of cash at February 28, 1998. Working capital at February 28, 1999 was $104,026 compared to ($31,923) at February 28, 1998.

The Company obtained $30,375 the private placement of securities during the quarter ended February 28, 1999 and used $10,502 in operating activities for the quarter ended February 28, 1999 and $32,241 for the six months ended February 28, 1999, as compared to $-0- and $-0- respectively for the quarter ended February 28, 1998 and the six month period ended February 28, 1998. During the quarter and six months ended February 28, 1999, $15,000 and $111,000 respectively was advanced to AMJ Re s

The Company made no capital acquisitions or improvement expenditures during the quarter and six months ended February 28, 1999 (similarly for the quarter and six months ended February 28, 1998), but anticipates a substantial increase in its capital needs consistent with the implementation of the Company's Business Plan (described below under "Results of Operations") when implemented. The Company believes that its current capital will not be sufficient to meet its anticipated cash needs fo


financing necessary to finally implement and undertake its Business Plan. Moreover, the obtaining of any financing by the Company, will, in all likelihood, involve the sale of additional equity, debt or convertible debt securities, which could result in additional dilution to the Company's shareholders. Additionally, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Compan

Results of Operations

Operating Results

The Company conducted no revenue-producing activity the quarter and six months ended February 28, 1999 as compared to $8,076 and $34,347 for the quarter and six months ended February 28, 1998 respectively. The revenue for the quarter and six months ended February 28, 1998 was derived solely from the Past Business. Other than advancing additional funds to AMJ to assist in inventory financing in connection with agreements with AMJ and the continuing development and implementation of

Company's Business Plan.

Since joining the Company, Mr. Frank Harrison, elected president of the Company on May 6, 1998, with the assistance of Mr. Albert Miller and Pierre Korsmoe, who were elected as non-voting advisory members of the Company's Board of Directors, has been developing a new operational and financial restructuring plan for the Company. Mr. Miller has since been elected as chairman of the Company's Board of Directors (with voting power) and Mr. Korsmoe has been elected as the Company's chief finan

The Business Plan requires substantial additional financing, and there can be no assurance that the Company can obtain such financing or that, even if such financing is obtained, the Business Plan will be successful or will produce any revenue or income for the Company. Pursuant to the Business Plan, the Company plans to operate as a holding company, with its primary operations conducted through subsidiaries. Effective January 19, 1999, the Company formed Terminator Technologies, Inc


utilize Terminator Technologies, Incorporated as a manufacturing and marketing facility for the Company's products and Term Tex Corporation as a research and development facility for the Company's products. Neither the Company nor either of the subsidiaries have or have obtained, or entered into any agreements or arrangements to obtain, the financing necessary to implement the Business Plan and there can be no assurance that such financing can or will be obtained.

Pursuant to the Business Plan, the Company intends to devote its primary focus to the retail market and the development, production and marketing of: (a) a series of pest control products for the home and garden, with an emphasis on products that (i) are safe for humans (particularly children), pets and wildlife, (ii) are environmentally friendly, (iii) are low cost, (iv) utilize attractive designs, and (v) are user-friendly; and (b) other products related to safety. There can be no assur

Option Agreement with AMJ.

In connection with the Business Plan, on January 19, 1999 the Company entered into an agreement (the "Option Agreement") with AMJ Resources Corporation ("AMJ"), a shareholder of the Company, which Agreement was amended on October 4, 1999. Pursuant to the Agreement as originally executed, among other things, (i) the Company acquired AMJ's rights to use, manufacture and sell three (3) separate products (Terminator Night Owl™ (a flea trap), Terminator Flower Trap™ (various i

Notwithstanding AMJ's relationship to the Company as a significant shareholder, and the relationship of Messrs. Miller and Korsmoe as employees of AMJ and as non-voting advisory directors to the Company (Mr. Miller later was elected as chairman of the Company's board of Directors and Mr. Korsmoe was elected as the Company's principal financial and accounting officer), there can be no assurance that the Option Agreement will result in any revenue or income for the Company, that the Company

AMJ is a Delaware corporation, the stock of which is owned by Mr. Miller's daughter, grandson and an irrevocable trust, the beneficiaries of which are members of Mr. Miller's family. Mr. Miller is neither a beneficiary or trustee of the family trust nor a shareholder, officer or director of AMJ.

Assignment by AMJ.


Additionally, in connection with the Business Plan, on January 19, 1999 AMJ and the Company entered into an Assignment Agreement (the "Assignment") which was also amended on October 4, 1999. Pursuant to the Assignment, among other things, AMJ assigned to the Company all of AMJ's rights under a license agreement dated June 16, 1998 between AMJ and Terminator Turtle™ L.P. (the "License Agreement"), in exchange for the Company assuming all of AMJ's obligations under the Licen

Under the Assignment, among other things, (i) Terminator Turtle™ L.P., a California limited partnership ("TTLP"), assigned its rights to the Terminator TurtleTM and Terminator Turtle Bait Tray TM (collectively, "Terminator Turtle") to the Company. (TTLP had acquired those rights from Albert Miller, the inventor of the Terminator Turtle™); (ii) the Company was granted until December 31, 2009, exclusive worldwide use of the patent relating to the Terminator

There can be no assurance that the Company will obtain financing necessary to manufacture and distribute the Terminator Turtle™ or that the Assignment will have any ultimate realizable value to the Company or will result in any revenue or income to the Company.

The Company's Product(s).

Terminator Turtle™ is an easy to use snail and slug control system which was designed as a safe alternative to existing snail and slug killing products which can be extremely dangerous to children, pets and wildlife. The Terminator Turtle™ encompasses two products: (a) The Terminator Turtle Bait Station™ - a metal turtle-shaped enclosure that keeps the bait away from children and animals; and (b) The Terminator Turtle Bait Tray™ - a disposable plastic tray containi

The Company believes that nearly all existing snail and slug control products involve dispensing poisonous pesticide granules or powder directly on the snail, thus, creating a hazard to children, pets, wildlife and the environment, particularly when the pesticide filters through the soil into the groundwater and into rivers and reservoirs. Such snail and slug bait when exposed to sun, rain and water also deteriorates quickly, thus requiring more poison to be effective.


The snail and slug bait in the Terminator Turtle Bait Tray™ is enclosed in the steel Turtle, safely isolated from children, pets, wildlife and the elements. Protected from rain, watering and the sun, the enclosed bait is effective for at least three or four weeks, and because the bait does not touch the soil, it does not effect the groundwater.

AMJ test-marketed the Terminator Turtle™ in the Northwest United States in 1997, for a period of six weeks, selling all 50,000 units made available. AMJ also completed EPA registration for the Terminator Turtle Bait Tray™ in all 50 states. After the test-market, AMJ made additional modifications to the Terminator Turtle™ design and completed fabrication on the high volume tooling needed to produce the Terminator Turtles™ in large quantities at a low cost. AMJ has a

The Company intends to sell the Terminator Turtle Bait Station™ (including one Terminator Turtle Bait Tray™) at a suggested retail price of $9.95 per unit and replacement Terminator Turtle Bait Trays™ at $4.95 per unit. The Company intends to market its retail products directly to retailers who will market to consumers by the use of point of purchase displays that are strategically placed by retailers in their outlets. The display for the Terminator Turtles™ and 24 free-standing unit with a printed 4-color promotional picture of the Turtle on top.

Manufacture and Marketing. The Company presently intends to outsource all manufacturing functions for its product(s). At present, the Company has no facilities capable of manufacturing its product(s) and is not a party to any formal agreements with respect to manufacturing of its product(s). In the past, AMJ has outsourced the manufacture of the Terminator Turtle™ and has agreed to assign its rights to manufacturing agreements to the Company. AMJ has inventory of finished and oducts and parts for approximately 200,000 Terminator Turtles™ a portion of which were partially financed with funds advanced by the Company in late 1998 and early 1999. AMJ has verbally agreed to transfer the inventory to the Company at AMJ's cost (less any amounts advanced by the Company). The Company has not independently verified the amount of such inventory or the cost. Moreover, the Company does not have, nor has it made any arrangements for, the financing necessary to manufacture product(s) or

The Company intends to market its product(s) through its wholly owned subsidiary Terminator Technologies, Inc. Neither the Company nor Terminator Technologies, Inc. have any contractual commitments or arrangements relating to the marketing or sale of product(s). Terminator Texas has agreements with independent sales representatives on a nonexclusive basis to market and sell the Terminator Turtle™ and has verbally agreed to assign those agreements to the Company or its subsidiary. Th

Notwithstanding the foregoing agreements, the Company does not have the financial resources to manufacture or distribute any products and the only product that is market ready is the Terminator Turtle™ and Bait Tray. The other products require additional development.


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

Subsequent Events

Option Agreement with AMJ. On October 4, 1999 the Company and AMJ agreed to amend the Option Agreement to eliminate the condition of subsequent pricing and to lengthen the terms to the life of existing and pending patents and to provide for the Company reimbursing AMJ's actual costs for the development of the Products.

Assignment by AMJ. On October 4, 1999 the Company and AMJ agreed to amend the Assignment so that (a) AMJ would receive a cashless warrant to acquire 2,000,000 shares of the Company's common stock at $0.05 per share; (b) the warrant would expire on November 10, 2001 but would not be exercisable until September 11, 2000; (c) the conditions to effectiveness of the Assignment were eliminated; and (d) the royalty from the Company to AMJ was eliminated.

Agreement with Speed Release Lock Company. On October 5, 1999, the Company entered into a Stock Purchase and Exchange Agreement (the "Speed Release Agreement") with Speed Release Lock Company ("Speed Release") and Mr. Steve Bedowitz. Pursuant to the Speed Release Agreement, among other things, (i) Mr. Steve Bedowitz, president and majority shareholder of Speed Release, purchased an option exercisable upon 60 days prior written notice, at a price of $40,000 paid to the Company, to p

The Company and Speed Release have entered into discussions regarding a possible business combination. However, such discussions are preliminary in nature and there can be no assurance that such discussions will result in any further agreement between the Company and


Speed Release or that if any additional agreement is reached that it will add any value to the Company.

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


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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources and any anticipated changes in the Company's


business following the consummation of the Agreement and Speed Release Agreement, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation; potential quarterly fluctuations in sales and revenues, if any; risks associated with acquisitions and expansion, and other risks and uncertainties indicated from time to time in the

Year 2000 Compliance

Many current installed computer systems and software may be coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. As a result, many software and computer systems may need to upgraded or replaced. The Company is in the process of assessing the Year 2000 issue and expects to complete the program in the fourth quarter of 1999. The Company has not incurred material costs to date in the process, and does not believe edy problems, which could have a material adverse effect on its business, operating results and financial condition.

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


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

(b)          Reports on Form 8-K.

No Reports on Form 8-K were filed by the Company during the quarter ended February 28, 1999


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TTI INDUSTRIES, INCORPORATED

_______________________                          /s/ FRANK HARRISON
Date                                                          Frank Harrison
                                                                 President and Chief Executive Officer

                                                                               /s/ PIERRE KORSMOE   &n                                                                    Pierre Korsmoe
                                                                   Principal Accounting and Financial Officer