Form 10QSB
period 1999-05-31
TTI INDUSTRIES INC /TX/
filed 1999-12-02
CIK 759401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 130R 15(d) OF THE SECURITIES        EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES       EXCHANGE ACT OF 1934

For the transition period from March 1, 1999 to May 31, 1999

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


PART I.

Item 1. Financial Statements

TTI INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
May 31, 1999 and May 31, 1998

	May 31, 1999	May 31, 1998
ASSETS

CURRENT
Cash	$196	$12
Advances receivable (affiliates)	250,000	--
Other	--------------------------	20,000 -----------------------
Total current assets	$250,196 ===============	$20,012 ==============

INVESTMENTS, IN SUBSIDIARIES	$5,000	0

Total assets	$255,196	$20,012

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$32,813	$20,012
Notes payable and due to related parties	7,400 -------------------------	5,000 ------------------------

Total current liabilities	$40,213	$22,848

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 12 1/2% ($1.00 par,
100,000,000 authorized, 2950
issued and outstanding)	2,950
Common stock (100,000,000 shares
authorized, $.01 par, 4.073,401
shares issued and outstanding)	42,128	40,328
Additional Paid-In Capital	1,287,928	960,512
Accumulated Deficit	(1,118,023)	(1,000,840)

Total Stockholders' Equity	214,983 ------------------------	0 -------------------------
	$255,196 ==============	$ 20,012 ===============


TTI INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

Three Months and Nine months Ended

	Three Months Ended		Nine months Ended
	May	May	May	May
	1999 ---------------------	1998 --------------------	1999 ---------------------	1998 ---------------------

REVENUES:
Sales	$ 0	$ 0	$ 0	$ 18,272
Interest	0	319	$ 0	16,394
	-----------------------------------------------------------------------------------------------
Total	0	319	9	34,666

COST OF SALES

GENERAL AND ADMINISTRATIVE
Depreciation and amortization	0	2,502	0	8,927
Payroll Taxes				338
Interest and bank charges	0	1,082	0	5,649
Supplies	0		0	699
Professional Fees	10,782	20,159	40,666	65,141
Taxes and licenses	0	1,533	0	2,063
Utilities and telephone	0	89	0	1,432
Salaries and benefits	0	0	0	10,806
Travel				650
Insurance	0	0	0	69,083
Bad Debts	436	9,753	507	10,522
Other Administrative Expenses	330	0	2,616	0
	-----------------------------------------------------------------------------------------------
Total General and Administrative	11.548	104,201	43,789	180,417

NET INCOME (LOSS) BEFORE INCOME TAXES AND EXTRA ORDINARY ITEM
	(11,548)	(103,882)	(43,789)	(156,273)
INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	(11,548)	(103,882)	(43,789)	(156,273)

PE R SHARE DATA; Net income (loss) per share
	-	(.03)	(.01)	(.04)
Weighted Average shares outstanding
	5,569,905	4,043,354	5,569,905	4,043,354


TTI INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Consolidated Statements of Cash Flow (Unaudited)

	Three months ended May 31		Nine months ended May 31
	1998	1999	1998	1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Income (loss) from operations	(11,548)	(103,882)	(43,789)	(156,273)
Adjustments to reconcile income (loss) from operations to cash provided by (used in) operating activities:

Depreciation and amortization		2,502		8,927
Reserve for bad debts		69,083		69,083
Change in assets and liabilities:		344		9,506
(Increase) decrease in advances	(124,000)		(250,000)
(Increase) decrease in inventory	(124,000)	47	(250,000)	(200)
Decrease in other assets	-	-	-	(15,315)
Increase (decrease) in accounts payable and accrued expenses
	8,182	(43,233)	17,365	(27,559)
	------------------------------------------------------------------------------------------------------
Net cash flows used in operating activities	(127,366)	(75,139)	(276,424)	(111,831)
CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder contribution to capital	-	30,491	-	30,491
Purchase of subsidiaries	-	(3,205)	(5,000)	(3,205)

Net cash flows provided by investing activities	-	27,286	(5,000)	27,286

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of capital stock	117,505	-	281,632	-
Retirement of debt			-	(39,785)
Shareholder loans	-	34,132	-	34,132
Collection of note receivable		6,345	-	70,984
	-------------------------------------------------------------------------------------------------------
Net cash flows provided by financing activities	117,505	40,477	281,632	65,331
	-------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash	(9,861)	(7,376)	208	(19,214)
Cash, beginning of period	10,057	7,388	12	19,226
	-------------------------------------------------------------------------------------------------------
Cash, end of period	$ 196	$ 12	$ 196	$ 12


TTI INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Consolidated Statements of Stockholders'
Equity (Capital Deficit)
Nine months Ended May 31, 1999 (Unaudited)

	Preferred Stock $1.00 Par Value _________________ Shares Amount	Common Stock $.01 Par Value _______________ Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Capital Deficit)

__________________________________________________________________________________________________________________
Balance, August 31, 1998 (Adjusted)		4,037,401 $40,328	$1,011,058	-$1,074,222	-$22,836
Sale of Preferred Stock Net of 10% Issuance Cost	2,950 2,950	$2,950	277,070		280,020
Sale of Common Stock		1,600 1,600			1,600
Settlement of Contract	20,000	20,000 200	-200		-0-
Net Loss for Period				-32,241	-32,241
	--------- --------	------------ ----------	------------	-----------	----------
Balance November 30, 1998	2,950 2,950	4,072,401 $42,128	$1,287,928	-$1,118,023	$214,983

See accompanying summary of accounting policies and notes to consolidated financial statements


TTI INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Notes to Financial Statements
May 31, 1999

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A.     Unaudited Interim Financial Information

The financial statements as of May 31, 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at August 31, 1998 has been derived from the audited financial statements at that date. C

B.     Use of Estimates

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

During the nine months ended May 31, 1999 no cash was used to pay interest and $862 of cash was used to pay accrued Texas franchise taxes.


NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

The Company has an agreement with AMJ Resources Corporation whereby the Company was to advance $250,000 during the period November 1998 through April 1999 to partially fund the Terminator Turtle product. The total advanced through May 31, 1999 was $126,000. The advances are non interest bearing. By agreement with AMJ these funds are to be credited against the total due AMJ for the assignment of AMJ's interest in the Terminator Turtle products. This assignment was completed in October

NOTE 4 - PREFERRED STOCK

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

NOTE 6 - STOCKHOLDERS' EQUITY

Effective June 15, 1998 the Company reached agreement with Baron Chase Securities to cancel the consulting agreement of July 1, 1996 for 20,000 shares of common stock. No services had been billed to the Company as of June 15, 1998 and shares were issued at par value ($.01).

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is generally self-insured for losses and liabilities related primarily to workers' compensation, health and welfare claims, physical damage to property, business interruption resulting from certain events, and comprehensive general, product and vehicle liability.


NOTE 8 - SUBSEQUENT EVENTS

Effective January 19, 1999 the Company formed Terminator Technologies, Inc. and Term Tex Corp. The Company intends to utilize Terminator Technologies, Inc. to act as the manufacturing and marketing entity for the Company's products and to utilize Term Tex as the research and development entity for the Company's products.

NOTE 9 - GOING CONCERN

Since joining the Company in May 1998, the new Chief Executive Officer, along with the rest of the Company's management team has been developing a broad operational financial restructuring plan. That plan was presented to the Company's Board of directors in January 1999. TTI Industries, Inc. had virtually no business operations during the nine months ended May 31, 1999. The Company plans to operate as a holding company, with its primary operations conducted through two wholly owned su

Going forward, significant amounts of additional cash will be needed to pay the costs to implement the proposed business plan and to fund losses until the Company has achieved profitability. Based on management's proposed plan, the Company estimates that at least $1.5 million will be required to fund the company's restructuring costs and operations through the end of 1999 and that additional amounts could be required thereafter.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

General

The Company's results of operations for the quarter ended May 31, 1999 were significantly affected by the Company's discontinuation of the business of construction and repair of industrial cooling towers ("Past Business"), the consummation of an agreement among the Company, certain Company shareholders and Terminator Technologies, Inc., a Texas corporation ("Terminator Texas"), and the sale of substantially all of its assets to Mr. George


Davis in exchange for Mr. Davis' transfer to the Company of 574,184 shares of preferred ($1.00 par value) stock (the "Terminator Texas Transaction"). Effective May 6, 1998, the Terminator Texas Transaction was closed and subsequent to that date and through the close of the quarterly period ended May 31, 1999 the Company did not engage in any material revenue or income-producing activities.

As a result of the Terminator Texas Transaction, new management was appointed, the Company discontinued existing operations, changed its name to TTI Industries, Incorporated, and commenced plans for new operations. The Company intends to focus operations on the acquisition, production and marketing of (a) innovative pest control products for home and garden with an emphasis on products that (i) are safe for children, pets and wildlife, (ii) are environmentally friendly, (iii) are lo w

The Company conducted no operational revenue or income-producing activities during the quarter and nine months ended May 31, 1999. During the quarter and nine months ended May 31, 1999, the Company did obtain private financing in the amount of $102,645 and $281,620 respectively. The financing resulted from the sale of 1,125 shares of preferred stock ($1.00 par value) and 1,250 shares of Common Stock ($.01 par value) during the quarter ended May 31, 1999 and the sale of 2,950 shares of pre

Liquidity and Capital Resources

At May 31, 1999, the Company's principal sources of liquidity consisted of $196 of cash compared to $12 of cash at May 31, 1998. Working capital at May 31, 1999 was $209,983 compared to ($-0-) at May 31, 1998.

The Company obtained $117,505 from the private placement of securities during the quarter ended May 31, 1999 and used $127,366 in operating activities for the quarter ended February May 31, 1999 and $26,424 for the nine months ended May 31, 1999, as compared to $7,517 and $11,831 respectively for the quarter ended May 31, 1998 and the nine month period ended May 31, 1998. During the quarter and nine months ended May 31, 1999, $124,000 and $250,000 respectively was advanced t

The Company made no capital acquisitions or improvement expenditures during the quarter and nine months ended May 31, 1999 (similarly for the quarter and nine months ended May 31, 1998), but anticipates a substantial increase in its capital needs consistent with the implementation of the Company's Business Plan (described below under "Results of Operations") when implemented. The Company believes that its current capital will not be sufficient to meet its anticipated cash needs for the ne


intends to seek additional financing, there can be no assurance that the Company will obtain financing necessary to finally implement and undertake its Business Plan. Moreover, the obtaining of any financing by the Company, will, in all likelihood, involve the sale of additional equity, debt or convertible debt securities, which could result in additional dilution to the Company's shareholders. Additionally, the Company will, from time to time, consider the acquisition of or investment in

Results of Operations

Operating Results

The Company conducted no revenue-producing activity the quarter and nine months ended May 31, 1999 as compared to $0 and $18,272 for the quarter and nine months ended May 31, 1998 respectively. The revenue for the nine months ended May 31, 1998 was derived solely from the Past Business. Other than advancing additional funds to AMJ to assist in inventory financing in connection with agreements with AMJ and the continuing development and implementation of the Company's Business Plan ,159 and $65,141 for the quarter and nine months ended May 31, 1998 respectively.

Company's Business Plan.

Since joining the Company, Mr. Frank Harrison, elected president of the Company on May 6, 1998, with the assistance of Mr. Albert Miller and Pierre Korsmoe, who were elected as non-voting advisory members of the Company's Board of Directors, has been developing a new operational and financial restructuring plan for the Company. Mr. Miller has since been elected as chairman of the Company's Board of Directors (with voting power) and Mr. Korsmoe has been elected as the Company's chief finan ness Plan was adopted in 1999, the Company does not have, and has not secured the financing to implement the Business Plan in any meaningful manner.

The Business Plan requires substantial additional financing, and there can be no assurance that the Company can obtain such financing or that, even if such financing is obtained, the Business Plan will be successful or will produce any revenue or income for the Company. Pursuant to the Business Plan, the Company plans to operate as a holding company, with its primary operations conducted through subsidiaries. Effective January 19, 1999, the Company formed Terminator Technologies, Inc


Corporation, a Delaware corporation. According to the Business Plan, the Company intends to utilize Terminator Technologies, Incorporated as a manufacturing and marketing facility for the Company's products and Term Tex Corporation as a research and development facility for the Company's products. Neither the Company nor either of the subsidiaries have or have obtained, or entered into any agreements or arrangements to obtain, the financing necessary to implement the Business Plan and the

Pursuant to the Business Plan, the Company intends to devote its primary focus to the retail market and the development, production and marketing of: (a) a series of pest control products for the home and garden, with an emphasis on products that (i) are safe for humans (particularly children), pets and wildlife, (ii) are environmentally friendly, (iii) are low cost, (iv) utilize attractive designs, and (v) are user-friendly; and (b) other products related to safety. There can be no assur

Option Agreement with AMJ.

In connection with the Business Plan, on January 19, 1999 the Company entered into an agreement (the "Option Agreement") with AMJ Resources Corporation ("AMJ"), a shareholder of the Company, which Agreement was amended on October 4, 1999. Pursuant to the Agreement as originally executed, among other things, (i) the Company acquired AMJ's rights to use, manufacture and sell three (3) separate products (Terminator Night Owl™ (a flea trap), Terminator Flower Trap™ (various i nator Pyramid™ (a fly trap) (collectively, the "Products"), when they are market ready, on such terms as would be mutually agreeable at a future date by and between the Company and AMJ; (ii) the Company's rights under the Option Agreement were for a period of twenty-four (24) months, and (iii) AMJ had the right to assign the rights to the Products to a limited partnership for the purpose of funding research and development, provided the Company retains its rights to use, manufacture and sell the Produ

Notwithstanding AMJ's relationship to the Company as a significant shareholder, and the relationship of Messrs. Miller and Korsmoe as employees of AMJ and as non-voting advisory directors to the Company (Mr. Miller later was elected as chairman of the Company's board of Directors and Mr. Korsmoe was elected as the Company's principal financial and accounting officer), there can be no assurance that the Option Agreement will result in any revenue or income for the Company, that the Company

AMJ is a Delaware corporation, the stock of which is owned by Mr. Miller's daughter, grandson and an irrevocable trust, the beneficiaries of which are members of Mr. Miller's family. Mr. Miller is neither a beneficiary or trustee of the family trust nor a shareholder, officer or director of AMJ.


Assignment by AMJ.

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


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

The Company presently intends to outsource all manufacturing functions for its product(s). At present, the Company has no facilities capable of manufacturing its product(s) and is not a party to any formal agreements with respect to manufacturing of its product(s). In the past, AMJ has outsourced the manufacture of the Terminator Turtle™ and has agreed to assign its rights to manufacturing agreements to the Company. AMJ has inventory of finished and partially finished products and p

The Company intends to market its product(s) through its wholly owned subsidiary Terminator Technologies, Inc. Neither the Company nor Terminator Technologies, Inc. have any contractual commitments or arrangements relating to the marketing or sale of product(s). Terminator Texas has agreements with independent sales representatives on a nonexclusive basis to market and sell the Terminator Turtle™ and has verbally agreed to assign those agreements to the Company or its subsidiary. Th


Notwithstanding the foregoing agreements, the Company does not have the financial resources to manufacture or distribute any products and the only product that is market ready is the Terminator Turtle™ and Bait Tray. The other products require additional development. There can be no assurance that the Company can or will obtain the financing necessary to take advantage of the Option Agreement or the Assignment.

Since the Company has not yet obtained financing to implement its plans with respect to the Terminator Turtle™ or any other product, there can be no assurance that such financing will be obtained and there can be no assurance that the Company's plans for the Terminator Turtle™ or any other product will be realized or successful.


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


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

Speed Release was founded in 1996 by the Company's principal shareholder, Steve Bedowitz. In 1991, Speed Release acquired Trigger Block, Inc., the founder of the concept of the Speed Release Lock. Mr. Bedowitz is 57 years old and has successfully built and managed several successful companies. In March 1980, Mr. Bedowitz founded American Remodeling, Inc. ("AMRE"), a company specializing in home siding, with an initial investment of $3,000. When Mr. Bedowitz sold his interest in AMRE in 19

The Lock competes with a number of products that reduce the risk of firearm misuse. These products include other types of gun locks and gun safes. Speed Release believes, however, that its Lock is superior to these products in that it is easier to use in an emergency situation. Firearm safes clearly offer a high level of security from both theft and unauthorized use; however, their high cost prohibits many firearm owners from using them. Furthermore, firearm safes hinder an owner's acces s


gun itself. Speed Release's Lock, in comparison, is easy to remove through a programmable code that only the owner of the firearm knows. This makes access to the firearm efficient at a low cost to the consumer. In addition to gun safes and gun locks that require a key to unlock, there are a number of additional trigger locks on the market. Namely, the Saf-T-Lok, which is actually installed in the firearm and is not removed and the "Smart Gun," which is currently in development and will on

Speed Release focuses its marketing strategy to current as well as future firearm owners. Its advertisements are geared toward men over 25 years old with at least a high school education and incomes in excess of $35,000. The Lock has been featured in a number of hunting, shooting and law enforcement magazines such as Shooting Times, Sports Afield, Clay Shooting, Buckmasters, Field & Stream, Gun World, Skeet Shooting Review, The Chief of Pol

Due to the rise of firearm violence and in light of the number of children engaging in violence with handguns and rifles, there has recently been increased interest in requiring firearm users to keep unauthorized users from using firearms. Congress is currently considering legislation which would require that a gun lock be sold with every new firearm sold in the United States. In addition, a number of states have passed laws requiring gun locks for every firearm sold within the state. Suc

At December 31, 1998, Speed Release had total assets of $390,507 and a shareholders' deficit of ($1,192,751). For the years ended December 31, 1998 and 1997, Speed Release had revenues of $217,634 and $87,192, respectively, and operating losses of ($588,612) and ($1,214,191), respectively. Speed Release's net losses in 1998 were ($697,359), compared to ($1,334,934) during 1997.

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


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

(b) Reports on Form 8-K.

No Reports on Form 8-K were filed by the Company during the quarter ended May 31, 1999

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTI INDUSTRIES, INCORPORATED

      November 22, 1999                            /s/ FRANK HARRISON
Date                                                        Frank Harrison
                                                               President and Chief Executive Officer

      November 22, 1999                            /s/ PIERRE KORSMOE
Date                                                         Pierre Korsmoe
                                        Principal Accounting and Financial Officer