Form 10KSB
period 1999-08-31
TTI INDUSTRIES INC /TX/
filed 2000-09-05
CIK 759401

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                 FORM 10-KSB



(Mark One)

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                                 For the fiscal year ended:  August 31, 1999



[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                                For the transition period from ____ to _____

                                          Commission file number:  000-13041



                        TTI INDUSTRIES, INCORPORATED


               (Name of small business issuer in its charter)



          Texas                              75-1939021
----------------------------------------------------------------

(State or other jurisdiction            (IRS Employer
of incorporation or organization)       Identification No.)




                3838 Oak Lawn Avenue, Dallas, Texas  75219
----------------------------------------------------------------
                  (Address of principal executive offices)



                              (214) 520-1702
----------------------------------------------------------------
                         (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act:

                                    None.

       Securities registered under Section 12(g) of the Exchange Act:

                                Common Stock
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.    [X]

State issuer's revenues for its most recent fiscal year:  $0.

The number of shares of the registrant's common stock outstanding as of June 30, 2000 was 4,169,414. There was no established published market for the registrant's common stock during the last fiscal year. Although there were published bid and asked prices, registrant believes the quotes were too sparse and varied to be indicative of an established market value.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

None.

Transitional Small Business Disclosure Format (Check One)
     Yes        No    X
         ----;     ------

                                   PART I.

                                   ITEM 1.
                           DESCRIPTION OF BUSINESS
                           -----------------------

     A. General. Prior to May 6, 1998, TTI Industries, Incorporated (the "Company") operated under the name of Environmental Plus, Inc., and was primarily in the business of construction and repair of industrial cooling towers, mostly in Texas, Louisiana and Arkansas, for electric utility companies; and the marketing of a fire retardant foam as a fire fighting device for industrial use.

     The Company incurred operating losses in fiscal 1996 through 1999 which raised substantial doubt about the Company's ability to continue as a going concern. Effective January 15, 1998, and as part of management's plan to have the Company continue to operate in the foreseeable future, a Stock Purchase Agreement was entered into among Terminator Technologies, Inc., a Texas corporation ("Terminator Texas"), the Company and various shareholders of the Company (the "Agreement"). The transactions contemplated by the Agreement closed on May 6, 1998. As a result of the Agreement, AMJ Resources, Inc., and its affiliates became the new controlling shareholder(s) of the Company, through the purchase of a majority of the Company's Common Stock from certain shareholders, including past management shareholders, and the Company changed its name to TTI Industries, Incorporated.

     The Company subsequently completed the transactions contemplated in the Agreement and, effective May 1, 1998 the Company changed its name to TTI Industries, Incorporated, effected the 1-for-10 reverse stock split, and changed its trading symbol to TTIA.

     The Company's results of operations for the year ended August 31, 1999 were significantly affected by the Company's discontinuation of the business of construction and repair of industrial cooling towers and the consummation of the Agreement. As a result of the Terminator Texas transaction, new management was appointed, the Company discontinued existing operations, changed its name to TTI Industries, Incorporated, and commenced planning for new operations, including the acquisition, production and marketing of (a) innovative pest control products for home and garden with an emphasis on products that (i) are safe for children, pets and wildlife, (ii) are environmentally friendly, (iii) are low cost, (iv) utilize attractive designs, and (v) are user friendly, and (b) other products related to pest control and product safety. The Company did not obtain sufficient financing to implement its plans for new operations during the year ended August 31, 1999 and there can be no assurance that the Company will be successful in this effort. Thus, the Company had no revenues for the year ended
August 31, 1999.

     B. Company's Business Plan. During the year ended August 31, 1999 the Company's Board of Directors developed a new operational and financial restructuring plan for the Company. While the Company had virtually no business operations during fiscal 1999, the new business plan (the "Business Plan") was presented to and adopted by the Company's Board of Directors in January 1999. While the Business Plan was adopted in 1999, the Company did not, and has not, secured the financing necessary to implement the Business Plan in any meaningful manner. Thus, the Company has conducted virtually no income-producing activity in 1999. The Business Plan requires substantial additional financing, and there can be no assurance that the Company can obtain such financing or that, even if such financing is obtained, the Business Plan will be successful or will produce any revenue or income for the Company.

     Pursuant to the Business Plan, the Company plans to operate as a holding company, with its primary operations conducted through subsidiaries. Effective January 19, 1999, the Company formed Terminator Technologies, Incorporated and Term Tex Corporation, Delaware corporations. Pursuant to the Business Plan, the Company intends to utilize Terminator Technologies, Incorporated as a manufacturing and marketing facility for the Company's products and Term Tex Corporation as a research and development facility for the Company's products. Neither the Company nor either of the subsidiaries has obtained, or entered into any agreements or arrangements to obtain, the financing necessary to implement the Business Plan and there can be no assurance that such financing can be obtained.

     C. Option Agreement with AMJ. In anticipation of the implementation of the Business Plan, on January 19, 1999 the Company entered into an agreement (the "Option Agreement") with AMJ Resources Corporation ("AMJ"), a shareholder of the Company, relating to certain products, which Agreement was amended on October 4, 1999. Pursuant to the Agreement as originally executed, among other things, (i) the Company acquired AMJ's rights to use, manufacture and sell three (3) separate products (Terminator Night OwlT (a flea trap), Terminator Flower TrapT (various insect traps) and Terminator PyramidT (a fly trap) (collectively, the "Products")) when they are market ready, on such terms as would be mutually agreeable at a future date by and between the Company and AMJ; (ii) the Company's rights under the Option Agreement were for a period of twenty-four (24) months, and (iii) AMJ had the right to assign the rights to the Products to a limited partnership for the purpose of funding research and development, provided the Company retains its rights to use, manufacture and sell the Products. The Option Agreement was later amended to eliminate the conditions and lengthen them the term. See "Subsequent Events."

     Notwithstanding AMJ's relationship to the Company as a significant shareholder, and the relationship of Mr. Miller, the Company's chairman of the Board of Directors and Mr. Korsmoe, the Company's principal financial officer, as affiliates of AMJ, there can be no assurance that the Option Agreement will result in any revenue or income for the Company, that the Company will obtain financing necessary to manufacture and distribute the Products which are not market ready, or that the Option Agreement will have any ultimate realizable value to the Company.

     AMJ is a Delaware corporation, the stock of which is owned by Mr. Miller's daughter, grandson and an irrevocable trust, the beneficiaries of which are members of Mr. Miller's family. Mr. Miller is neither a beneficiary or trustee of the family trust nor a shareholder, officer or director of AMJ.

     D. Assignment by AMJ. Additionally, in anticipation of implementation of the Business Plan, on January 19, 1999 AMJ and the Company entered into an assignment agreement (the "Assignment") relating to an additional product, which was also amended on October 4, 1999. Pursuant to the Assignment as originally executed, among other things, AMJ assigned to the Company all of AMJ's rights under a license agreement dated June 16, 1998 between AMJ and Terminator Turtle TM L.P. (the "License Agreement"), relating to the Terminator Turtle TM and Terminator Turtle Bait Tray TM, in exchange for the Company assuming all of AMJ's obligations under the License Agreement and the payment by the Company to AMJ of a cashless warrant exercisable for a period of two (2) years to purchase 2,000,000 shares of the Company's common stock at $0.10 per share. Although the Assignment was approved by the Company's Board of Directors, it provided that it would not become effective until (i) the Company became current with its filings to the Securities and Exchange Commission under the reporting requirements of the Securities Exchange Act of 1934, as amended, and (ii) the Company had completed the sale of certain 12 1/2% convertible preferred shares. Neither the Option Agreement nor the Assignment have yet been valued and will be so valued as soon as practicable.

     Under the Assignment as originally executed, among other things, (i) Terminator Turtle TM L.P., a California limited partnership ("TTLP"), assigned its rights to the Terminator

TurtleTM and Terminator Turtle Bait Tray TM (collectively, "Terminator Turtle") to the Company. (TTLP had acquired those rights from Albert
Miller, the inventor of the Terminator Turtle TM); (ii) the Company was granted exclusive worldwide use of the patent relating to the Terminator Turtle TM until December 31, 2009, and (iii) the Company was granted the right to manufacture, market, sell and distribute the Terminator Turtle TM, all in exchange for a royalty payable to TTLP equal to 5% of all sales of Terminator Turtle TM, but in no event less than $100,000. The Assignment was later amended to eliminate the conditions. See "Subsequent Events".

     There can be no assurance that the Company will obtain financing necessary to manufacture and distribute the Terminator Turtle TM or that the Assignment will have any ultimate realizable value to the Company or will result in any revenue or income to the Company.

     The Company has two (2) full-time employees, who as of the date of this filing were uncompensated. For financial statement purposes, compensation was imputed as required by the SEC.

     E. The Company's Product(s). Terminator Turtle TM is an easy to use snail and slug control system which was designed as a safe alternative to existing snail and slug killing products which can be extremely dangerous to children, pets and wildlife. The Terminator Turtle TM encompasses two products: (a) The Terminator Turtle Bait Station TM - a metal turtle-shaped enclosure that keeps the bait away from children and animals; and (b) The Terminator Turtle Bait Tray TM - a disposable plastic tray containing snail and slug bait that fits inside the steel turtle.

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

     The snail and slug bait in the Terminator Turtle Bait Tray TM is enclosed in the steel Turtle, safely isolated from children, pets, wildlife and the elements. Protected from rain, watering and the sun, the enclosed bait is effective for at least three or four weeks, and because the bait does not touch the soil, it does not effect the groundwater.

     AMJ test-marketed the Terminator Turtle TM in the Northwest United States in 1997, for a period of six weeks, selling all units made available. AMJ also completed EPA registration for the Terminator Turtle Bait Tray TM in all 50 states. After the test-market, AMJ made additional modifications to the Terminator Turtle TM design and completed fabrication on the high volume tooling needed to produce the Terminator Turtles TM in large quantities at a low cost. AMJ has advised the Company that AMJ and associates have expended in excess of $2,000,000 in the development of the Terminator Turtle TM and certain other products, none of which shall be repaid by the Company.

     The Company intends to sell the Terminator Turtle Bait Station TM (including one Terminator Turtle Bait Tray TM) at a suggested retail price of $9.95 per unit and replacement Terminator Turtle Bait Trays TM at $4.95.

     The Company intends to market its retail products directly to retailers who will market to consumers by the use of point of purchase displays that are strategically placed by retailers in their outlets. The display for the Terminator Turtles TM and 24 Bait Tray Refill packs is a free-standing unit with a printed 4-color promotional picture of the Turtle on top.

     F. Manufacture and Marketing. The Company presently intends to outsource all manufacturing functions for its product(s). At present, the Company has no facilities capable of manufacturing its product(s) and is not a party to any formal agreements with respect to manufacturing of its product(s). In the past, AMJ outsourced the manufacture of the Terminator Turtle TM and agreed to assign its rights to manufacturing agreements to the Company. AMJ, through a wholly owned subsidiary, has inventory of finished and partially finished products and parts for approximately 200,000 Terminator Turtles TM a portion of which were partially financed with funds advanced by the Company in late 1998 and early 1999. AMJ has verbally agreed to transfer the inventory to the Company at AMJ's cost (less any amounts advanced by the Company). The Company has not independently verified the amount of such inventory or the cost. Moreover, the Company does not have, nor has it made any arrangements for, the financing necessary to manufacture product(s) or purchase the inventory from AMJ, nor is there any assurance that it can obtain such financing.

     The Company intends to market its product(s) through its wholly owned subsidiary Terminator Technologies, Inc. Neither the Company nor Terminator Technologies, Inc. have any contractual commitments or arrangements relating to the marketing or sale of product(s). Terminator Texas has agreements with independent sales representatives on a nonexclusive basis to market and sell the Terminator Turtle TM and has verbally agreed to assign those agreements to the Company or its subsidiary. There can be no assurance that such assignment, if made, will result in any revenue or income to the Company.

     Notwithstanding the foregoing agreements, the Company does not have the financial resources to manufacture or distribute any products and the only product that is market ready is the Terminator Turtle TM and Bait Tray. The other products require additional development. There can be no assurance that the Company can or will obtain the financing necessary to take advantage of the Option Agreement or the Assignment.

     Since the Company has not yet obtained financing to implement its plans with respect to the Terminator Turtle TM or any other product, there can be no assurance that such financing will be obtained and there can be no assurance that the Company's plans for the Terminator Turtle TM or any other product will be realized or successful.

SUBSEQUENT EVENTS

     A. Amendment to Option Agreement. On October 4, 1999 the Company and AMJ agreed to amend the Option Agreement to eliminate the condition of subsequent pricing and to lengthen the terms to the life of existing and pending patents and to provide for the Company reimbursing AMJ's actual costs for the development of the Products. In January 2000, AMJ agreed to eliminate the reimbursement condition.

     B. Amendment of Assignment. On October 4, 1999 the Company and AMJ agreed to amend the Assignment so that (a) AMJ would receive a cashless warrant to acquire 2,000,000 shares of the Company's common stock at $0.05 per share; (b) the warrant would expire on November 10, 2001 but would not be exercisable until September 11, 2000; (c) the conditions to effectiveness of the Assignment were eliminated; and (d) the royalty from the Company to AMJ was eliminated.

     C.   Production and Marketing of Terminator Turtle.  Effective October
4, 1999, in connection with the Assignment regarding the Terminator Turtle TM, AMJ through its wholly owned subsidiary, agreed to be responsible for arranging the manufacture, production and marketing of the Terminator
Turtle TM, at cost plus 10%, on behalf of and for the benefit of the Company. During the quarter ended November 30, 1999, such activities produced no revenue for the Company and produced a cost of sales of $18,000. For the quarter ended February 29, 2000, sales of the Terminator Turtle TM resulted in gross revenue for the company of $56,637 at a cost of sales of $52,753.

     D. Agreement with Speed Release Lock Company. On October 5, 1999, the Company entered into a Stock Purchase and Exchange Agreement (the "Speed Release Agreement") with Speed Release Lock Company ("Speed Release") and Mr. Steve Bedowitz. Pursuant to the Speed Release Agreement, among other things, (i) Mr. Steve Bedowitz, president and majority shareholder of Speed Release, purchased an option exercisable upon 60 days prior written notice, at a price of $40,000 paid to the Company, to purchase 165,000 shares of the Company's Common Stock at a purchase price of $.01 per share; (ii) the Company acquired 10% of Speed Release's Common Stock in exchange for 9.9% of the Company's Common Stock valued at $149,938 in a transaction accounted for under the cost method of accounting; (iii) the Company obtained the right for a period of 180 days to demand that Speed Release, at Speed Release's cost, file a registration statement with the Securities and Exchange Commission, with respect to the Speed Release shares owned by the Company, provided however, that the Company, if such right is exercised, is limited to distributing such Speed Release shares only to shareholders of the Company (and may not sell such shares in the open market); and (iv) if the Company does not exercise its right to demand registration within 180 days from the date of the Speed Release Agreement, Speed Release may rescind the transaction and reacquire its shares in return for the Company's shares acquired by Speed Release. The Company has notified Speed Release that the Company has exercised its demand registration rights and Speed Release has filed a registration statement with respect to such shares. There can be no assurance that the registration statement will become effective.

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

     The Lock competes with a number of products that reduce the risk of firearm misuse. These products include other types of gun locks and gun safes. Speed Release believes, however, that its Lock is superior to these products in that it is easier to use in an emergency situation. Firearm safes clearly offer a high level of security from both theft and unauthorized use; however, their high cost prohibits many firearm owners from using them. Furthermore, firearm safes hinder an owner's access to firearms in the case of an emergency, making their use prohibitive in instances in which the firearm owner wishes to use the weapon for personal safety. Competing gun locks, in comparison, also hinder access to the firearm in that they typically require a key to open and for safety reasons, the key should be kept in a different place than the gun itself. Speed Release's Lock, in comparison, is easy to remove through a programmable code that only the owner of the firearm knows. This makes access to the firearm efficient at a low cost to the consumer. In addition to gun safes and gun locks that require a key to unlock, there are a number of additional trigger locks on the market. Namely, the Saf-T-Lok, which is actually installed in the firearm and is not removed and the "Smart Gun," which is currently in development and will only work for the owner of the firearm. The Smart Gun has not yet been perfected. In addition, it is extremely expensive and cannot be used with existing firearms, since it is itself a firearm.

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

     E. Addition and Changes in Management. On January 7, 2000, the Board of Directors elected Mr. Jesus Muniz as an additional director of the Company. On January 10, 2000 Mr. Muniz was elected by the Board of Directors as President of the Company to replace Mr. Frank Harrison who resigned from that position on January 7, 2000. Mr. Harrison remains as a director of the Company.

     F. Company Activities and Financial Position. The following information relating to fiscal year 2000 is unaudited. During fiscal year 2000 the Company continued its efforts to obtain the financing necessary to implement the Business Plan adopted in January 1999. While the efforts produced $40,000 in the quarter ended November 30, 1999 and approximately $36,000 during the quarter ended February 29, 2000, such amounts were not sufficient to implement the Business Plan in any meaningful manner. While the Company produced no revenue for the quarter ended November 30, 1999 it received $56,637 in revenue from product sales during the quarter ended February 29, 2000, at a cost of $52,753, but produced a net loss for that quarter of ($90,923) or ($.02) per share. The Company is continuing its efforts to obtain financing for operations.

"Safe Harbor" Statement under the Private Securities Litigation
---------------------------------------------------------------
  Reform Act of 1995
  ------------------


     Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources and any anticipated changes in the Company's business following the consummation of the Agreement and Speed Release Agreement, statements as to the Company's objective to grow through strategic acquisitions and internal growth, the impact of acquisitions on the Company's earnings, the Company's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Company's future operating performance, Year 2000 Compliance, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to the Company's or management's beliefs, expectations and opinions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, risks relating to Year 2000 compliance and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

Year 2000 Compliance
--------------------

     Like other companies, the Company could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" or "Y2K" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. While the Company's project to assess and correct Y2K related issues regarding the year 2000 has been completed, and the Company has not experienced any significant Y2K related events, interactions with other companies' systems make it difficult to conclude there will not be future effects. Consequently, at this time, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's future operations. Since January 1, 2000, the Company has had no material impact from the Y2K issue.

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

                                   ITEM 4.
             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

     There were no matters submitted to a vote of security holders of the Company during the fiscal year 1999.

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

     On May 31, 2000, the common stock of the Company was removed from quotation on the OTC Bulletin Board as a result of the Company's failure to fulfill its reporting obligations under the Securities Exchange Act of 1934, as amended. The common stock of the Company is quoted in the Pink Sheets.

     As of June 30, 2000, there were approximately 1526 shareholders of record of the Company's common stock. There have been no dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends. The Company cannot predict when, if at all, it will commence payment of dividends.

                                   ITEM 6.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

     Overview
     --------

     The Company's results of operations for the year ended August 31, 1999 were significantly affected by the Company's discontinuation of its past business and the consummation of the Terminator Texas transaction which closed on May 6, 1998. During the year ended August 31, 1999 the Company did not engage in any income producing activities.

     The Company had no material commitments for capital expenditures as of the end of fiscal 1999, and has determined it will not have any commitments for capital expenditures as of the end of fiscal 2000. While the Company intends to focus future operations on the acquisition, production, and sale of pest control products for home and garden use, and other safety-related products, there can be no assurance that the Company will be successful in this effort and, without obtaining a source of financing for such efforts, will, in all likelihood, not be successful in such efforts.

     The Company intends to establish a National brand name presence for the "Terminator" brand in the retail home and garden pest control market. To accomplish that goal, it will be necessary for the Company to engage in an extensive advertising and public relations campaign. However, the Company has made no arrangements for the financing of such activities and there can be no assurance that such financing can be obtained, or, if obtained, that the goal can be accomplished.

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

     The Company's working capital deficit at August 31, 1999 was ($49,711) compared to ($22,836) at August 31, 1998. Cash and cash equivalents were $166 at August 31, 1999 as compared to $12 at August 31, 1998. During the year ended August 31, 1999, available cash was used to pay the fees and expenses related to the Business Plan.

     The Company obtained $281,632 through the private placement of securities during the year ended August 31, 1999 and used $276,478 in operating activities for the year ended August 31, 1999, as compared to $53,781 for the year ended August 31, 1998. During the twelve months ended August 31, 1999, $250,000 was paid to AMJ Resources, Inc., an Affiliate, to assist in inventory financing in connection with agreements with AMJ regarding the acquisition by the Company of rights to certain products and the completion of the Business Plan by the Company. See "Results of Operations" below.

     Investment activities for 1999 consisted of a $5,000 investment in "start-up" subsidiaries. In 1998 $30,492 was received from shareholders contributions to capital.

     Trade accounts payable were $47,477 at August 31, 1999 and $17,848 at August 31, 1998.

     The Company made no capital acquisitions or improvement expenditures during the year ended August 31, 1999 but anticipates a substantial increase in its capital needs consistent with the implementation of the Company's Business Plan (described herein), when, and if, implemented. The Company believes that its current capital will not be sufficient to meet its anticipated cash needs for the next 12 months. However, any projections of future cash needs and cash flow are subject to substantial uncertainty. While the Company intends to obtain additional financing through the sale of equity and/or debt securities, there can be no assurance that the Company will obtain financing necessary to implement and undertake its Business Plan. Moreover, the obtaining of any financing by the Company, will, in all likelihood, involve the sale of additional equity, debt, or convertible debt securities, which could result in additional dilution to the Company's shareholders. Additionally, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all, in order to implement its Business Plan.

     The Company's liquidity and capital resources did not dramatically change during fiscal year 2000. On October 1999, in connection with the Speed Release transaction, the Company sold an option to purchase 40,000 shares of its common stock for which it was paid $40,000. During the quarter ended February 29, 2000 the Company received an additional approximately $36,000 as the result of the sale of additional 75,000 shares of its common stock. As a result of its agreements with AMJ, the Company sold some product during the quarter ended February 29, 2000 and realized $56,637 in revenue. However, the Company still lacks the liquidity and capital resources necessary to implement the Company's Business Plan in any meaningful manner. The Company continues to search for financing to accomplish its plan.

Results of Operations for the years ended August 31, 1998
---------------------------------------------------------
  and 1999
  --------

     Revenues.
     --------

     The Company conducted no revenue-producing activity for the year ended August 31, 1999 as compared to $16,738 for the year ended August 31, 1998. The revenue for the year ended August 31, 1998 was derived solely from the discontinued operations. Other than spending additional funds paid to AMJ to assist in inventory financing in connection with agreements with AMJ and the continuing development and implementation of the Company's Business Plan, the Company had virtually no operations during the year ended
August 31, 1999. Without revenue the Company incurred an operating loss for the year ended August 31, 1999 of ($363,495) compared to ($211,911) for similar periods of 1998. The operating loss for the year ended August 31, 1999 was primarily due to expensed research and development costs paid to an affiliate (AMJ) (totaling $250,000), professional fees totaling $75,342 (including $30,000 of imputed expenses or expenses absorbed by a shareholder), imputed salaries of $25,000, other administrative expenses of $10,537 and investor relations of $2,616.

     The operating loss in 1998 consisted of $87,114 in professional fees, bad debts of $69,083, salaries and benefits of $57,031 (imputed salaries total $50,000), and other administrative expenses of $13,987.

     Additionally there was no loss from discontinued operations in 1999 compared to $17,444 in 1998.

     New Accounting Standards.

     In July 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on the operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period through the issuance of SFAS No. 137. "Accounting for Derivative

Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133". The Company will now adopt SFAS 133 as required for its first quarterly filing of fiscal year 2001.

                               ITEM 7.

                         FINANCIAL STATEMENTS

Index to Financial Statement.................................22

Report of Independent Certified Public Accountants
  (BDO Seidman, LLP).........................................22

Consolidated balance sheets at August 1999 and 1998..........23

Consolidated statements of loss for the years ended
     August 31, 1999 and 1998................................24

Consolidated statements of capital deficit for
     the years ended August 31, 1999 and 1998................25

Consolidated statements of cash flows for the years ended
     August 31, 1999 and 1998................................26

Notes to consolidated financial statements...................28

                                   ITEM 8.
                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE
                   --------------------------------------

     None.

                                  PART III

                                   ITEM 9.
            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT
           -------------------------------------------------------

     The following table contains information regarding the Company's directors and executive officers.

Name (and Age)              Position(s) Held
--------------              ----------------

Albert Miller (70)          Chairman, and Chief
                            Executive Officer

Frank Harrison (63)         Director

George Davis (70)           Director

Joe Nicholson (66)          Director

Jesus H. "Chuy" Muniz (51)  Director and President

Pierre Korsmoe (55)         Advisory Director and
                            principal financial and
                            accounting officer





     Albert Miller has been Chief Executive Officer and Chairman of the Board of Directors of the Company since January 7, 2000. Prior to that, Mr. Miller acted as a business consultant to various companies in the finance, manufacturing, engineering, construction and marketing sectors both in the U.S. and abroad. Mr. Miller attended San Jose State University and Santa Clara University. Mr. Miller is a consultant to AMJ Resources, Inc., which, together with affiliates, hold a majority of the common stock of the Company.

     Frank Harrison, Sr. has been a Director of the Company since May 6, 1998. From 1995 and up until January 7, 2000, he served as President and Director of Terminator Technologies, Inc. Prior to that, he was responsible for marketing and investment services for Beechwood Corporation. From 1985 to 1993, Mr. Harrison was President of International Research Securities, Inc., an investment banking firm in Dallas, Texas. Mr. Harrison is licensed by the National Association of Securities Dealers, Inc. as a Series 7 investment advisor and principal. Mr. Harrison is a 1957 graduate of the University of Notre Dame with a B.S. in Marketing.

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

     Jesus H. "Chuy" Muniz has been a Director of the Company since January 7, 2000 and President since January 10, 2000. Mr. Muniz has been President and Chief Executive Officer of Assurance Professional Contractors, Inc. in Pharr, Texas, since January 1997. From February 1995 through January 1997, Mr. Muniz served as Southwest Operations, Human Resources and Safety Manager for Dean Foods and Vegetable Company in Uvalde, Texas. From May 1, 1994 to February 23, 1995 he served as Vice-President, Administration for Assurance Professional Contractors, Incorporated. Prior to that time, Mr. Muniz was Human Resources/Safety/Quarry Manager for National Gypsum Company in Rotan, Texas, Administrative Manager with Anchor West, Inc., in Pecos, Texas and from January 26, 1973 to August 27, 1990, Human Resources/Employee Relations Representative with Pennzoil Sulphur Company in Pecos, Texas. Mr. Muniz attended Abilene Christian University in 1993 and 1994.

     Pierre Korsmoe has been an advisory, nonvoting Director of the Company and its Chief Financial Officer since May 6, 1998. Mr. Korsmoe is a Certified Public Accountant and has been engaged in the private accounting practice for more than 20 years. Mr. Korsmoe is a graduate of Golden Gate University at San Francisco, where he received his bachelors degree in accounting, and where he received his MBA in taxation. Mr. Korsmoe is a consultant to AMJ Resources, Inc., with together with affiliates, holds a majority of the Company's common stock. Mr. Korsmoe resigned from all positions with the Company on July 31, 2000.

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

                                  ITEM 10.
                           EXECUTIVE COMPENSATION
                           ----------------------

     During 1997, the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of its three (3) officers at the time $50,000. No officers' salaries were paid in fiscal 1999 or 1998. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business. Accordingly, officers' salaries for 1999 and 1998 were imputed. This expense is reflected in the 1999 statement of operations and also as an increase to paid-in capital. As discussed above, salaries and benefits for fiscal 1999 were imputed at $25,000 compared to $50,000 in fiscal 1998.

                                    ITEM 11.
                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT
                             ----------------------

     The following table sets forth certain information with respect to each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock.

      Name and Address
             of           Amount and Nature of     Percent
      Beneficial Owner  Beneficial Ownership (1)  of Class
     -----------------  ------------------------  ---------

     George Davis           242,000(2)                5.72
     Route 1, Box 41
     Overton, TX 75684

     AMJ Resources        5,536,894(3)               72.19
     Corporation
     2902 D Almaden Expwy.
     San Jose, CA  95125


      (1) The beneficial owner listed has the sole power to vote and dispose of the shares owned of record by it, subject to applicable community property laws.

      (2) Includes 60,000 shares issuable upon conversion of Mr.
          Davis' preferred stock.

      (3) Includes 400,000 shares held of record by AM Resources Corporation and 400,000 shares held of record by Sytek Resources Corporation, wholly-owned subsidiaries of AMJ Resources Corporation. Also includes 3,500,000 shares that may be acquired under a currently exercisable warrants.

     The following table sets forth certain information with respect to the shares of the Company's common stock beneficially owned by each director of the Company and all directors and executive officers of the Company as a group.


                                    Amount and Nature of
  Name and Address       Title of        Beneficial         Percent
 of Beneficial Owner      Class          Ownership(1)       of Class
--------------------     --------    -------------------    --------
Ablert Miller             Common           --                  --
1941 Yellowhammer Ave.
McAllen, TX  8504


Frank Harrison            Common        200,000               4.80%
3838 Oak Lawn Ave.
Suite 1000
Dallas, TX 75219

George Davis              Common        242,000(2)            5.72%
Route 1, Box 41
Overton, TX 75684

Joe Nicholson             Common         27,500(3)               *
2025 Oak Meadow Dr.
Bedford, TX  76021

Jesus Muniz               Common           --                  --
3020 Melinda Dr.
Edenburg, TX  78540

All directors and         Common         469,500             11.04%
executive officers as
a group (5 persons)
_____________________________

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

                                   ITEM 13
                      EXHIBITS AND REPORTS ON FORM 8-K
                      --------------------------------

(a)  1.   Financial Statements.

     The financial statements and schedule listed in the accompanying index to financial statements are filed as part of this annual report.

     2.   Exhibits.
     No.  Description

     3.1*      Articles of Incorporation of the Registrant.

     3.2* Amendment to the Registrant's Articles of Incorporation changing the name of the Registrant from HAS Acquisition Company to HAS Oil & Gas, Inc.

     3.3* Amendment to the Registrant's Articles of Incorporation changing the name of the Registrant from HAS Oil & Gas, Inc. to Kinlaw Energy Partners Corporation

     3.4* Amendment to the Registrant's Articles of Incorporation changing the name of the Registrant from Kinlaw Energy Partners Corporation to Environmental Plus, Inc.

     3.5* Amendment to the Registrant's Articles of Incorporation changing the name of the Registrant to TTI Industries, Incorporated and effecting a 1-for-10 reverse stock split of the Registrant's Common Stock.

     3.6* Amendment to Registrant's Articles of Incorporation changing the name of the Registrant from Environmental Plus, Inc. to TTI Industries, Inc.

     3.7*      Bylaws of Registrant

     4.1*      Form of Common Stock Certificate of Registrant

     10.1* Stock Purchase Agreement, dated as of January 15, 1998, by and among the Registrant, certain of its shareholders and Terminator Technologies, Inc.

     10.2** Option agreement, dated as of January 19, 1999, by and between the Registrant and AMJ Resources Corporation.

     10.3** Amendment to Option Agreement, dated as of October 4, 1999, by and between the Registrant and AMJ Resources Corporation.

     10.4** Stock Purchase and Exchange Agreement, dated as of October 5, 1999, and among the Registrant, Speed Release Lock Company and Steve Bedowitz. (schedules omitted)

     21.1*     Subsidiaries of the registrant

     27.1**    Financial Data Schedule

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report.
_________________
* Incorporated by reference from the Company's Form 10-KSB for the period ended August 31, 1998.
**Filed herewith.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTI INDUSTRIES, INCORPORATED


By:  /s/ Albert J. Miller
    -----------------------------            August 31, 2000
   Albert J. Miller, Chief Executive Officer,
   Principal Accounting and Financial Officer
   and Chairman

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                 Title                Date
       ---------                 -----                ----

/s/ George Davis         Director               August 31, 2000
--------------------
George Davis

/s/ Frank Harrison       Director               August 31, 2000
--------------------
Frank Harrison

/s/ Joe Nicholson        Director               August 31, 2000
--------------------
Joe Nicholson

/s/ Jesus H. Muniz       Director               August 31, 2000
--------------------
Jesus H. "Chuy" Muniz

                        Index to Financial Statements


Index to Financial Statements................................21

Report of Independent Certified Public Accountants
  (BDO Seidman, LLP).........................................22

Consolidated balance sheets at August 1999 and 1998..........23

Consolidated statements of loss for the years ended
     August 31, 1999 and 1998................................24

Consolidated statements of capital deficit for
     the years ended August 31, 1999 and 1998................25

Consolidated statements of cash flows for the years ended
     August 31, 1999 and 1998................................26

Notes to consolidated financial statements...................28

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
TTI Industries, Incorporated (F/K/A Environmental Plus, Inc.) and
Subsidiaries

We have audited the accompanying consolidated balance sheets of TTI Industries, Incorporated (F/K/A Environmental Plus, Inc. ) and Subsidiaries, (the "Company") as of August 31, 1999 and 1998 and the related consolidated statements of loss, capital deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and Subsidiaries as of August 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 1 and 9 to the financial statements, the Company has discontinued its operating segments and has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ BDO Seidman
                                   BDO Seidman, LLP
Dallas, Texas
January 31, 2000

                                     TTI Industries, Incorporated
                                 (F/k/A Environmental Plus, Inc.)
                                                 and Subsidiaries
                             Consolidated Balance Sheets (Note 1)



August 31,                                  1999         1998
--------------------------------------- -----------  -------------


Assets


Current
  Cash                                   $     166      $      12
------------------------------------------------------------------
Total current assets                           166             12
------------------------------------------------------------------
Other intangibles                            5,000              -

------------------------------------------------------------------
                                         $   5,166      $      12
==================================================================
Liabilities and Capital Deficit


Current liabilities
  Accounts payable and accrued
    expenses                             $  47,477      $  17,848
  Notes payable and due to related
    party                                    7,400          5,000
------------------------------------------------------------------
Total current liabilities                   54,877         22,848
------------------------------------------------------------------

Commitments and contingencies
------------------------------------------------------------------
Capital deficit
  Preferred stock, (100,000,000
     authorized; $1.00 par, 2,950 and
     -0- shares issued and outstanding
     at August 31, 1999
     and August 31, 1998, respectively)      2,950              -
  Common stock, (100,000,000 shares
     authorized, $0.01 par,
     4,073,401 shares and 4,032,914
     issued and outstanding,
     at December 31, 1999 and 1998,         42,128         40,328
     respectively)
  Additional paid-in capital Deficit     1,342,928      1,011,058
  Deficit                               (1,437,717)    (1,074,222)
------------------------------------------------------------------
Total capital deficit                      (49,711)       (22,836)
------------------------------------------------------------------
                                         $   5,166     $       12
==================================================================
See accompanying summary of accounting policies and notes to consolidated financial statements.

                                TTI Industries, Incorporated
                            (F/k/A Environmental Plus, Inc.)
                                            and Subsidiaries
                        Consolidated Balance Sheets (Note 1)




Years ended August 31,                    1999       1998
--------------------------------------  ---------   --------

Revenue:
  Sales                                  $     -    $ 2,593
  Other                                        -     14,145
------------------------------------------------------------
Total                                          -     16,738
------------------------------------------------------------
                                               -      1,434
Cost of Sales
------------------------------------------------------------
General and Administrative:
  Research and development costs,
   paid to affiliate                     250,000          -
  Professional fees                       75,342     87,114
  Bad debts                                    -     69,083
  Salaries and benefits                   25,000     57,031
  Other administrative expenses           10,537     13,987
  Investor relations                       2,616          -
------------------------------------------------------------
Total General and Administrative         363,495    227,215
------------------------------------------------------------
Loss from Continuing Operations         (363,495)  (211,911)

------------------------------------------------------------
Loss from Discontinued Operations
  (Note 1)                                     -    (17,744)
------------------------------------------------------------
Net Loss                                (363,495)  (229,655)

------------------------------------------------------------
Per Share Data Basic and Diluted
   (Note 1):
  Loss from continuing operations           (.09)      (.05)
  Loss from discontinued operations            -       (.01)
  Net loss per share                        (.09)      (.06)
  Weighted average shares outstanding  4,065,401  4,032,914
===========================================================

            See accompanying summary of accounting policies
             and notes to consolidated financial statements.



                                                    TTI Industries, Incorporated
                                                (F/K/A Environmental Plus, Inc.)
                                                                and Subsidiaries
                                              Consolidated Statements of Capital
                                                                         Deficit
                                            Years Ended August 31, 1999 and 1998
                                                                        (Note 1)


                         Preferred Stock        Common Stock                                Total
                         $1.00 Par Value       $.01 Par Value   Additional               Stockholders'
                        ------------------    ----------------    Paid-In                    Equity
                        Shares      Amount    Shares    Amount    Capital     Deficit   (Capital Deficit)
=========================================================================================================

                       $ 724,184 $ 466,600  4,032,914 $ 40,328 $  644,084   $  (844,567)    $  306,445
Balance, August 31,
 1997
  Cancellation of all
   outstanding shares
   (issued related to
   Gulf Coast and
   Fire Zap
   Acquisitions) due to
   sale of
   Gulf Coast and Fire
   Zap (Note 1)
   and adjustment for
   excess cost of
   cancelled preferred
   shares over
   net assets value of
   sold subsidiaries
   (Note 1)             (724,184) (466,600)         -        -    266,482             -       (200,118)
  Imputed officer's
   salary (Note 3)             -         -          -        -     50,000             -         50,000
  Sale of common stock
   warrants                    -         -          -        -     20,000             -         20,000
  Expenses paid by
   shareholders                -         -          -        -     30,492             -         30,492
  Net loss                     -         -          -        -          -      (229,655)      (229,655)

                               -         -  4,032,914   40,328  1,011,058    (1,074,222)       (22,836)
Balance, August 31, 1998
  Imputed officer
   salary and expenses         -         -          -        -     55,000             -         55,000
  Net loss                     -         -          -        -          -      (363,495)      (363,495)
  Issuance of preferred
   stock                   2,950     2,950          -        -    276,870             -        276,870
  Issuance of common
   stock                       -         -     36,000    1,800          -             -          1,800

Balance, August 31, 1999   2,950     2,950  4,068,914   42,128  1,342,928    (1,437,717)       (49,711)

=======================================================================================================

                             See accompanying summary of accounting policies
                              and notes to consolidated financial statements.

                                    TTI Industries, Incorporated
                                (F/k/A Environmental Plus, Inc.)
                                                and Subsidiaries
                            Consolidated Balance Sheets (Note 1)


                   Increase (Decrease) in Cash

Years ended August 31,                        1999         1998
-----------------------------------------------------------------
Cash Flows from Continuing Operating
  Activities:
  Loss from operations                     $(363,495)  $(229,655)
  Adjustments to reconcile loss from
   operations to
     Cash used in operating activities:
       Loss from discontinued operations           -      17,744
       Imputed officers' salaries and
         expenses                             55,000      50,000
       Reserve for bad debts                       -      69,083
       Change in assets and liabilities:
          Accounts receivable - trade              -       9,585
          Due to related party                 2,400           -
          Note receivable                          -      45,186
          Inventory                                -         218
          Other assets                             -      (4,707)
          Accounts payable and accrued
           expenses                            29,617    (11,235)
------------------------------------------------------------------
Net cash flows used in operating
 activities of continuing operations         (276,478)   (53,781)
------------------------------------------------------------------
Cash Flows from Continuing Investing
  Activities:
  Shareholder contributions to capital              -      30,492
  Investment in subsidiaries                   (5,000)          -
------------------------------------------------------------------
Net cash flows (used in) provided by
  investing activities                         (5,000)     30,492
------------------------------------------------------------------
Cash Flows from Continuing Financing
  Activities:
  Retirement of debt                                -     (36,779)
  Sale of stock and warrants                  281,632      20,000
  Proceeds from notes payable - affiliate           -       5,000
------------------------------------------------------------------
Net cash flows provided by (used in)
  financing activities                        281,632     (11,779)
-------------------------------------------------------------------

                                     TTI Industries, Incorporated
                                 (F/k/A Environmental Plus, Inc.)
                                                 and Subsidiaries
                             Consolidated Balance Sheets (Note 1)


                   Increase (Decrease) in Cash

Years ended August 31,                           1999        1998
--------------------------------------------------------------------
Discontinued Operations:
  Net cash provided by operating activities         -      21,437
  Net cash used in investing activities             -      (2,618)
  Net cash used in financing activities             -      (2,965)
--------------------------------------------------------------------

Net cash provided by discontinued operations        -      15,854
--------------------------------------------------------------------

Increase (decrease) in cash                       154     (19,214)
Cash, beginning of year                            12      19,226
--------------------------------------------------------------------
Cash, ending of year                           $  166    $     12

====================================================================
Supplemental Cash Flow Information:
  Noncash activities:
     Transfer of net assets to shareholder     $    -    $200,118
     (Note 1)

     Retirement of preferred shares            $    -    $466,600
====================================================================

                  See accompanying summary of accounting policies and notes to consolidated financial statements.

                                    TTI Industries, Incorporated
                                (F/K/A Environmental Plus, Inc.)
                                                and Subsidiaries
                      Notes to Consolidated Financial Statements

====================================================================
1. Summary of
   Accounting
   Policies

   Nature of       The accompanying consolidated financial
   Business,       statements include the accounts of TTI
   Discontinued    Industries, Inc. (F/K/A Environmental Plus,
   Operations and  Inc.) and its formerly wholly-owned
   Basis of        subsidiaries Fire Zap, Inc. and Gulf Coast
   Presentation    Towers, Inc. through the date of
                   disposition, as discussed below.  All
                   material intercompany transactions and
                   balances have been eliminated in
                   consolidation.

                   Prior to the acquisition of majority shares
                   (fifty-eight percent) of the Company by a new controlling shareholder group effective May 1, 1998, the Company operated as Environmental Plus, Inc. (EPI), a Texas Corporation, and was primarily in the business of construction and repair of industrial cooling towers. During 1998 and as part of management's plan to have the Company continue to operate in the foreseeable future, a Stock Purchase Agreement (the "Agreement") was entered into among Terminator Technologies, Inc. ("TTI"), a Texas corporation, AMJ Resources, Inc. ("AMJ"), a Delaware corporation, EPI and its various shareholders. As a result of the Agreement, TTI, AMJ and their respective assigns have become the new controlling shareholder(s) and control group of the Company.

                   As part of the Agreement, the Company
                   approved and adopted an amendment to the articles of incorporation to consummate a reverse stock split of its common shares of 1 for 10, effective May 1, 1998.


   Discontinued    Just prior to and as a condition of the
   Operations      Agreement, the Company sold its wholly-owned
                   subsidiaries, Fire Zap, Inc. and Gulf Coast
                   Towers, Inc. to individuals/shareholders from whom the Company originally purchased them in 1996. According to the provisions of

                                    TTI Industries, Incorporated
                                (F/K/A Environmental Plus, Inc.)
                                                and Subsidiaries
                      Notes to Consolidated Financial Statements
================================================================

                   the Agreement, the Company sold its
                   investment in the capital stock of its
                   wholly-owned subsidiaries in exchange for all of the outstanding shares of the Company's Series A convertible preferred stock which was issued in connection with the Company's acquisition of such subsidiaries. The capital stock of the wholly-owned subsidiaries was exchanged at the net book value of the assets of the respective companies. No gain or loss was recognized by the Company.

                   The Company retired shares acquired in this transaction totaling $150,000 and $574,184 of its Series A Preferred Stock for Fire Zap, Inc. and Gulf Coast Towers, Inc., respectively.

                   The revenue and net loss from operations of discontinued segments is as follows:

                  Year ended August 31,         1999      1998
                  ---------------------------------------------
                  Revenues                     $    -  $ 18,301
                  (Loss) from discontinued
                    operations                      -   (17,744)


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

 Revenue           Service and sales revenue are recognized
 Recognition       when services are rendered and products
                   are shipped.

Reclassifications  Certain consolidated financial statement
                   amounts were reclassified from the
                   previously reported financial statements in order to conform with current presentation.

                                    TTI Industries, Incorporated
                                (F/K/A Environmental Plus, Inc.)
                                                and Subsidiaries
                      Notes to Consolidated Financial Statements
================================================================

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

   Cash and Cash    For purposes of the consolidated statements
   Equivalents      of cash flows, the Company considers all
                    highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

   Earnings Per     Basic EPS is computed by dividing net
   Share            income (loss) available for common
                    shareholders, as well as other applicable items in the Consolidated Statement of Loss, by the weighted average number of common shares outstanding during the respective periods. Diluted EPS gives effect to potential common shares outstanding during the respective periods and related adjustments to net income
                    (loss) available for common shareholders and other reportable items as applicable.

                    No potential common shares shall be
                    included in the computation of any diluted per share amount when a loss from continuing operations exists, even if the entity reports net income. Accordingly, earnings per share assuming dilution on the face of the income statement reflects the same earnings per share and weighted average shares outstanding as for the basic EPS.

   Fair Value of    Statement of Financial Accounting Standards
   Financial        No. 107, "Disclosures about Fair Value of
   Instruments      Financial Instruments, "requires that the
                    Company disclose the estimated fair values for its financial

                                    TTI Industries, Incorporated
                                (F/K/A Environmental Plus, Inc.)
                                                and Subsidiaries
                      Notes to Consolidated Financial Statements
================================================================


                    instruments for which it is practicable to estimate their values. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                         Notes payable to related party - The
                    carrying value of notes payable to
                    related party approximates fair value
                    because of the short-maturity of those
                    instruments.

   New Accounting   In July 1998, the Financial Accounting
   Standards        Standards Board (FASB) issued SFAS No. 133
                    "Accounting for Derivative Instruments and
                    Hedging Activities.", which establishes
                    accounting and reporting standards for
                    derivative instruments and hedging
                    activities.  It requires that an entity
                    recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.
                    Management does not believe this will have a material effect on the operations.
                    Implementation of this standard has
                    recently been delayed by the FASB for a 12-month period through the issuance of SFAS
                    No. 137.  "Accounting for Derivative
                    Instruments and Hedging Activities -
                    deferral of the effective date of FASB
                    Statement No. 133". The Company will now adopt SFAS 133 as required for its first quarterly filing of fiscal year 2001.

2. Notes Payable    Notes payable and due to related parties
   and due to       consist of $7,400 and $5,000 due AMJ at
   Related Parties  August 31, 1999 and 1998, respectively.


3. Transactions     As part of the Agreement, TTI, AMJ and
   with Related     their respective assigns became the new
   Parties and      control group through the purchase of the
   Subsequent       majority shares of EPI and it's various
   Events           shareholders.  In fiscal 1998, no
                    transaction occurred between the new
                    control group and the Company, except for a $5,000 advance. During 1999, the Company paid $250,000 to an affiliate for research and development costs related to TTI's expected products.

                                    TTI Industries, Incorporated
                                (F/K/A Environmental Plus, Inc.)
                                                and Subsidiaries
                      Notes to Consolidated Financial Statements
================================================================

                    During 1999 and 1998, the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of three officers $50,000. Therefore, no salaries were paid in fiscal 1999 and 1998. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business. Accordingly, officers' salaries for 1999 and 1998 were imputed. This expense is reflected in the 1999 and 1998 statements of loss with an increase to paid-in capital. In addition, certain other operating expenses absorbed by related parties were charged to expense and credited to additional paid in capital or accrued expenses to be reimbursed.


   Option Agreement In connection with the Business Plan, on
   with AMJ January 19, 1999 the Company entered into an agreement (the "Option Agreement") with AMJ which Agreement was amended on October 4, 1999. Pursuant to the Agreement as originally executed, among other things,
                    (i) the Company acquired AMJ's rights to use, manufacture and sell three separate products when they are market ready, on such terms as would be mutually agreeable at a future date by and between the Company and AMJ; (ii) the Company's rights under the Option Agreement were for a period of twenty-four (24) months, and (iii) AMJ had the right to assign the rights to the Products to a limited partnership for the purpose of funding research and development, provided the Company retains its rights to use, manufacture and sell the Products. On October 4, 1999 the Company and AMJ amended the Option Agreement to eliminate the condition of subsequent pricing and to lengthen the terms of the agreement to the life of existing and pending patents and to provide for the Company's reimbursement of AMJ's actual costs for the development of the products. On January 7, 2000, AMJ agreed to eliminate and cancel the reimbursement provision of the Option Agreement.

                    There can be no assurance that the Option
                    Agreement will result in any revenue or
                    income for the Company that the Company
                    will obtain financing necessary to
                    manufacture and distribute the products, or that the Option Agreement will have any ultimate realizable value to the Company.

                                    TTI Industries, Incorporated
                                (F/K/A Environmental Plus, Inc.)
                                                and Subsidiaries
                      Notes to Consolidated Financial Statements
 ===============================================================


   Assignment by    Additionally, in connection with the
   AMJ              Business Plan, on January 19, 1999 AMJ and
                    the Company entered into an Assignment
                    Agreement (the "Assignment") which was also amended on October 4, 1999. Pursuant to the Assignment, among other things, AMJ assigned to the Company all of AMJ's rights under a license agreement dated July 16, 1998 between AMJ and Terminator Turtle TM
                    L.P. ("TTLP") (the "License Agreement"), in exchange for the Company assuming all of AMJ's obligations under the License
                    Agreement and the payment by the Company to AMJ of a cashless warrant exercisable for a period of two (2) years to purchase
                    1,500,000 shares of the Company's common stock at $0.10 per share. Although the Assignment was approved by the Company's
                    Board of Directors, it provided that it
                    would not become effective until (i) the Company became current with its filings to the Securities and Exchange Commission under the reporting requirements of the Securities Exchange Act of 1934, as amended, and (ii) the Company had completed the sale of certain 12 1/2% convertible preferred shares.

                    Under the Assignment, among other things,
                    (i) TTLP, assigned its rights to certain products to the Company, (ii) the Company was granted until December 31, 2009, exclusive worldwide use of the patent relating to certain products, and (iii) the Company was granted the right to manufacture, market, sell and distribute these products, all in exchange for a royalty payable to TTLP equal to 5% of all related sales, but in no event less than $100,000. On October 4, 1999 the Company and AMJ amended the Assignment so that (a)
                    AMJ would receive a cashless warrant to
                    acquire 2,000,000 shares of the Company's common stock exercisable at $0.05 per share; (b) the warrant would expire on November 10, 2001 but would not be exercisable until September 11, 2000; (c) the conditions to effectiveness of the Assignment were eliminated; and (d) the royalty from the Company to AMJ was eliminated.

                    There can be no assurance that the Company will obtain financing necessary to manufacture and distribute these products or that the Assignment will have any ultimate realizable value to the Company or will result in any revenue or income to the Company.

                                    TTI Industries, Incorporated
                                (F/K/A Environmental Plus, Inc.)
                                                and Subsidiaries
                      Notes to Consolidated Financial Statements
================================================================


                    Agreement with Speed Release Lock Company.
                    On October 5, 1999, the Company entered
                    into a Stock Purchase and Exchange
                    Agreement (the "Speed Release Agreement") with Speed Release Lock Company ("Speed Release") and Mr. Steve Bedowitz. Pursuant to the Speed Release Agreement, among other things, (i) Mr. Steve Bedowitz, president and majority shareholder of Speed Release, purchase an option exercisable upon 60 days prior written notice, at a price of $40,000 paid to the Company, to purchase 165,000 shares of the Company's Common Stock at a purchase price of $.01 per share; (ii) the Company acquired 10% of Speed Release's Common Stock in exchange for 9.9% of the Company's Common Stock; (iii) the Company obtained the right for a period of 180 days to demand that Speed Release, at Speed Release's cost, file a registration statement with the Securities and Exchange Commission, with respect to the Speed Release shares owned by the Company, provided however, that the Company, if such right is exercised, is limited to distributing such Speed Release shares only to shareholders of the Company (and may not sell such shares in the open market); and
                    (iv) if the Company does not exercise its right to demand registration within 180 days from the date of the Speed Release Agreement, Speed Release may rescind the transaction and reacquire its shares in return for the Company's shares acquired by Speed Release. The Company has notified Speed Release that the Company has exercised its demand registration rights and has requested Speed Release to file a registration statement with respect to such shares. There can be no assurance that the registration statement will be filed, or if filed will become effective. The Company's investment in Speed Release will be accounted for using the cost method and shall be valued at a future date.

                    The Company and Speed Release have entered into discussions regarding a possible business combination. However, such discussions are preliminary in nature and there can be no assurance that such discussions will result in any further agreement between the Company and Speed Release or that if any additional agreement is reached that it will add any value to the Company.

                                    TTI Industries, Incorporated
                                (F/K/A Environmental Plus, Inc.)
                                                and Subsidiaries
                      Notes to Consolidated Financial Statements
================================================================

4. Income Taxes     Management established a 100 percent
                    valuation allowance since it is more likely than not that the deferred tax assets will not be realized based on the weight of available evidence.

                    In accordance with the Internal Revenue
                    Code, the availability to carry forward net operating losses incurred prior to 1987 are limited due to a significant change in ownership during that year. If not utilized, these net operating losses will begin to expire in 2006. During fiscal 1996 and 1998 there were two separate significant changes in ownership which limit the availability of the net operating losses. The extent of the limitation has not been determined.

                    The net deferred tax asset in the
                    accompanying balance sheets includes the following at August 31,:

                                             1999        1998
                    --------------------------------------------
                    Deferred tax asset     $ 293,000   $ 169,000
                    Less valuation
                      allowance             (293,000)   (169,000)
                    --------------------------------------------

                    Net deferred tax
                      asset                $       -   $       -
                    ============================================

                    The valuation allowance activity for the years ended August 31, consists of the following:

                                             1999        1998
                  ----------------------------------------------
                  Balance, beginning of
                    year                   $   169,000 $  91,000
                  Current year net
                    operating loss             124,000    78,000
                  ----------------------------------------------

                  Balance, end of year     $   293,000 $ 169,000
                  ==============================================

                                    TTI Industries, Incorporated
                                (F/K/A Environmental Plus, Inc.)
                                                and Subsidiaries
                      Notes to Consolidated Financial Statements

================================================================

5. Preferred       Prior to the Agreement, as further discussed
   Stock           in Note 1, the Company exchanged all capital
                   stock of its wholly-owned subsidiaries in exchange for all of the outstanding shares of these Series A convertible preferred stock. The transaction resulted in a $466,600 charge to the preferred stock account and $266,482 credit to additional paid-in capital. All preferred shares were canceled.

6. Stock Purchase  As part of the Agreement, the Company issued
   Warrants a 1.5 million Stock Purchase Warrant to TTI for $20,000. The valuation of these shares is consider de minimus. The warrants are initially exercisable at $0.04445 per share and expire prior to May 6, 2000. The transaction resulted in a $20,000 credit to additional paid-in capital.

7. Commitments     The Company is generally self-insured for
   and             losses and liabilities related primarily to
   Contingencies   workers' compensation, health and welfare
                   claims, physical damage to property,
                   business interruption resulting from certain events, and comprehensive general, product and vehicle liability.

8. Supplemental    During the year ending August 31, 1999 and
   Cash Flow       1998 there was no cash paid for interest or
   Information     income taxes, and $862 paid for Texas
                   franchise taxes.

9. Going Concern   The accompanying consolidated financial
   and Subsequent  statements have been prepared assuming the
   Events          Company will continue as a going concern.
                   As discussed in Note 1 to the financial
                   statements and below, the Company
                   discontinued its operating segments and
                   suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in the following paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    TTI Industries, Incorporated
                                (F/K/A Environmental Plus, Inc.)
                                                and Subsidiaries
                      Notes to Consolidated Financial Statements
================================================================

                   Since May 1998, Management developed a broad operational and financial restructuring plan. That plan was presented to the Company's Board of Directors in January 1999. TTI Industries, Inc. had virtually no business operations during fiscal 1999 and 1998. The Company plans to operate as a holding company for certain subsidiaries. One subsidiary, Terminator Technologies, Inc., was formed as a manufacturing and marketing subsidiary and TermTex Corporation was formed as a research and development subsidiary. In January 1999, the Company concluded the purchase of the two subsidiary companies, Terminator Technologies, Inc. and Term Tex Corporation from AMJ, which consisted of the purchase of all of the 1,000 issued and outstanding shares of each Company's common stock for a total purchase price of $5,000 ($2,500 each). The
                   Company's primary focus in the retail market will be the production and sale of a series of pest control products for the home and garden, with an emphasis on products that
                   (1) are safe for children, pets and
                   wildlife, (2) are environmentally friendly,
                   (3) are low cost and (4) utilize attractive animal-shaped designs.

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

                                    TTI Industries, Incorporated
                                (F/K/A Environmental Plus, Inc.)
                                                and Subsidiaries
                      Notes to Consolidated Financial Statements
================================================================


                   While there is no assurance that funding will be available to execute the plan, the Company is continuing to seek financing exploring a number of alternatives in this regard. The Company believes that this additional financing, along with its current credit facilities, will be sufficient to support the Company's liquidity requirements through the end of fiscal 2000 depending on operating results.

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