Form 10QSB
period 1999-11-30
TTI INDUSTRIES INC /TX/
filed 2000-12-29
CIK 759401

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                           FORM 10-QSB


(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 130R 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended November 30, 1999

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to___________

                               Commission file number:  000-13041


                  TTI INDUSTRIES, INCORPORATED
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


          Texas                                   75-1939021
-----------------------------------------------------------------
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)            Identification No.)


           3838 Oak Lawn Avenue, Dallas, Texas  75219
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

State  the  number of shares outstanding of each of the  issuer's classes  of  common  equity, as of the latest  practicable  date:
4,169,414 as of June 30, 2000
Transitional Small Business Disclosure Format (Check One)
Yes    ;    No  X
   ----       ----

                             PART I.

Item 1.   Financial Statements

                  TTI INDUSTRIES, INCORPORATED
                        AND SUBSIDIARIES
                   Consolidated Balance Sheets
November 30, 1999 (Unaudited), November 30, 1998 (Unaudited) and
                    August 31, 1999 (Audited)


                                                   November 30    November 30    August 31
                                                       1999          1998           1999
                                                   ------------  ------------  ------------

ASSETS
CURRENT
  Cash                                              $      256    $        138   $      166
  Advances receivable (affiliates)                           -         111,000            -


                                                    ----------    ------------   ----------
Total current assets                                $      256    $    111,138   $      166

INVESTMENT IN SUBSIDIARIES                               5,000               -        5,000


                                                    ----------     -----------   ----------
                                                    $    5,256     $   111,138   $    5,166
                                                    ==========     ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses             $   79,832      $   16,986   $   47,477

Notes payable and due to related parties                13,765           5,000        7,400
                                                     ---------      ----------   ----------

Total current liabilities                            $  93,597      $   21,986   $   54,877

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock ($1.00 par; 100,000,000
    authorized; 1475, 2950, and 2950
    issued and outstanding at November 30, 1998
    and 1999 and August 31, 1999, respectively)          2,950           1,475        2,950
  Common stock (100,000,000 shares
    authorized, $.01 par, 4,068,401, 4,068,914 and
    4,068,914 shares issued and outstanding
    at November 30, 1998 and 1999 and
    August 31, 1999, respectively)                      42,128          41,628       42,128
  Additional Paid-in Capital                         1,382,928       1,142,023    1,342,928
  Accumulated deficit                               (1,516,347)     (1,095,974)  (1,437,717)

Total Stockholders' Equity                             (88,341)         89,152      (49,711)
                                                   -----------      ----------   ----------

                                                   $     5,256      $   11,138   $    5,166
                                                   ===========      ==========   ==========


                  TTI INDUSTRIES, INCORPORATED
                        AND SUBSIDIARIES
        Consolidated Statements of Operations (Unaudited)
                 Three months ended November 30



                                         1999          1998
                                      ---------     ---------

REVENUES:
  Sales                                      --            --
  Interest                                   --            --

Total                                        --            --

COST OF SALES                         $  18,000            --

GENERAL AND ADMINISTRATIVE
  Salaries (Allocated)                $  39,201            --
  Interest and bank charges                  10            71
  Equipment rental                        1,200            --
  Computer lease                          4,350            --
  Office expense                            981            --
  Printing and reproduction               1,512            --
  Professional fees                       7,661        20,000
  Insurance                                 782            --
  Rent                                    1,881            --
  Registration fees                          --         1,669
  Travel and related                      3,152            --
  Other Administrative Expenses              --            12
                                      ---------     ---------

Total General and Administrative         60,730        21,752

NET INCOME (LOSS) BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEM          (78,630)      (21,752)

INCOME TAXES                                 --            --

NET INCOME (LOSS)                       (78,630)      (21,752)


PER SHARE DATA:
  Net income (loss) per share -
   basic                                  ($.02)        ($.01)
  Net income (loss) per share -
   diluted                                ($.01)        ($.00)
  Weighted Average shares
    outstanding - basic               4,068,914     4,033,189
  Weighted Average shares
    outstanding - diluted             5,568,914     5,533,189

                  TTI INDUSTRIES, INCORPORATED
                        AND SUBSIDIARIES
        Consolidated Statements of Cash Flows (Unaudited)
                 Three months ended November 30





                                           1999           1998
                                         --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from operations           $ (78,630)     $ (21,752)
  Adjustments to reconcile income
   (loss) from operations to cash
   provided by (used in) operating
      activities:
      Depreciation and amortization            --             --
      Imputed officers' salaries               --             --
      Change in assets and
       liabilities:
         Increase in accounts
          receivable - trade                   --             --
         (Increase) decrease in
           advances receivable                 --       (111,000)
         Increase due to affiliates         6,365             --
         Increase in accounts
           payable and
           accrued expenses                32,355           (862)
                                        ---------      ---------

Net cash flows used in operating
  activities                              (39,910)      (133,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Preferred Stock net of
   offering costs                              --        132,640
  Sale of Common Stock net of
   offering costs                              --          1,100
  Sale of Common Stock option              40,000             --
                                        ---------      ---------

Net cash flows provided by investing
  activities                               40,000        133,740

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash flows provided by financing
  activities

Increase (Decrease) in Cash                    90            126
Cash, beginning of period                     166             12
                                        ---------      ---------

Cash, end of period                     $     256      $     138
                                        =========      =========

                  TTI INDUSTRIES, INCORPORATED
                        AND SUBSIDIARIES

            Consolidated Statements of Stockholders'
                    Equity (Capital Deficit)
        Three Months Ended November 30, 1999 (Unaudited)


                                                                                                 Total
                          Preferred Stock       Common Stock                                  Stockholders
                          $1.00 Par Value      $.01 Par Value       Additional                   Equity
                         ----------------  ----------------------    Paid-In    Accumulated     (Capital
                          Shares   Amount   Shares        Amount     Capital      Deficit        Deficit)
-------------------------------------------------------------------------------------------------------------


Balance, August 31, 1999
(Adjusted)                 2,950      2,950  4,068,914      $42,128    $1,342,928   ($1,437,717)     ($49,711)


Sale of Common Stock
 Option                                                                    40,000                      40,000


Net Loss for Period                                                                     (78,630)      (78,630)



                          ------     ------  ---------      -------    ----------    ----------    ----------


Balance November 30,       2,950     $2,950  4,068,401      $42,128    $1,382,928   ($1,516,347)     ($88,341)
 1999                     ======     ======  =========      =======    ==========    ==========    ==========



  See accompanying summary of accounting policies and notes to consolidated financial statements

                  TTI INDUSTRIES, INCORPORATED
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements
                        November 30, 1999


1.   SUMMARY OF ACCOUNTING POLICIES

Unaudited Interim Financial Information
---------------------------------------

     The financial statements as of November 30, 1999 and 1998 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and are unaudited. These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at August 31, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending August 31, 2000. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1999. Certain prior period balances have been reclassified to conform to the current period presentation.

Nature of Business and Basis of Presentation
--------------------------------------------

     The accompanying consolidated financial statements include the accounts of TTI Industries, Inc. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Business Combinations and Investments
-------------------------------------

     For business combinations which have been accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and other purchased intangibles in the accompanying consolidated balance sheets.

     Other investments, for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method of accounting. Dividends and other distributions of earnings from other investees, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of November 30, 1999 such investments were recorded at the lower of cost or estimated net realizable value.

Use of Estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and discloser of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------

     The Company recognizes revenue from sales, net of discounts when services are rendered and products are shipped.

Reclassifications
-----------------

     Certain consolidated financial statement amounts were reclassified from the previously reported financial statements in order to conform with current presentation.

Income Taxes
------------

     Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of property, plant and equipment, inventory, and accounts and notes receivable for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deducible when the assets and liabilities are recovered or settled.

Product Development
-------------------

     Product development expenses consist principally of personnel and consultants, patents and cost of acquired products.
To date, all product development costs have been expensed as incurred.

Cash and Cash Equivalents
-------------------------

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Earnings Per Share
------------------

     Basic EPS is computed by dividing net income (loss) available for common shareholders, as well as other applicable items in the Consolidated Statement of Loss, by the weighted average number of common shares outstanding during the respective periods. Diluted EPS gives effect to potential common shares outstanding during the respective periods and related adjustments to net income (loss) available for common shareholders and other reportable items as applicable.

     No potential common shares shall be included in the computation of any diluted per share amount when a loss from continuing operations exists, even if the entity reports net income. Accordingly, earnings per share assuming dilution on the face of the income statement reflects the same earnings per share and weighted average shares outstanding as for the basic EPS.

Fair Value of Financial Instruments
-----------------------------------

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose the estimated fair values for its financial instruments for which it is practicable to estimate their values. The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

               Notes payable to related party -
               The carrying value of notes payable
               to related party approximate fair
               value because of the short-maturity
               of those instruments.

New Accounting Standards
------------------------

     In July 1998, the Financial Accounting Standards Board
(FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on the operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period through the issuance of SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133." The Company will now adopt SFAS 133 as required for its first quarterly filing of fiscal year 2001.

2.   NOTES PAYABLE AND DUE TO RELATED PARTIES

     Notes payable and due to related parties consist of $13,765 and $7,500 due AMJ at November 30, 1999 and August 31, 1999, respectively.

3.   TRANSACTIONS WITH RELATED PARTIES AND SUBSEQUENT EVENTS

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

Options Agreement with AMJ
--------------------------

     In connection with the Company's Business Plan adopted in January, 1999 (the "Business Plan"), on January 19, 1999 the Company entered into an agreement (the "Option Agreement") with AMJ which Agreement was amended on October 4, 1999. Pursuant to the Agreement as originally executed, among other things, (1) the Company acquired AMJ's rights to use, manufacture and sell three separate products when they are market ready, on such terms as would be mutually agreeable at a future date by and between the Company and AMJ; (ii) the Company's rights under the Option Agreement were for a period of twenty-four (24) months, and (iii) AMJ had the right to assign the rights to the Products to a limited partnership for the purpose of funding research and development, provided the Company retains its rights to use, manufacture and sell the Products. On October 4, 1999 the Company and AMJ amended the Option Agreement to eliminate the condition of subsequent pricing and to lengthen the terms of the agreement to the life of existing and pending patents and to provide for the Company's reimbursement of AMJ's actual costs for the development of the products. On January 7, 2000, AMJ agreed to eliminate and cancel the reimbursement provision of the Option Agreement.

     There can be no assurance that the Option Agreement will result in any revenue or income for the Company that the Company will obtain financing necessary to manufacture and distribute the products, or that the Option Agreement will have any ultimate realizable value to the Company.

Assignment by AMJ
-----------------

     In connection with the Business Plan, on January 19, 1999 AMJ and the Company entered into an Assignment Agreement (the "Assignment") which was also amended on October 4, 1999.
Pursuant to the Assignment, among other things, AMJ assigned to the Company all of AMJ's rights under a license agreement dated June 16, 1998 between AMJ and Terminator TurtleTM L.P. ("TTLP") (the "License Agreement"), in exchange for the Company assuming all of AMJ's obligations under the License Agreement and the payment by the Company to AMJ of a cashless warrant exercisable for a period of two (2) years to purchase 2,000,000 shares of the Company's common stock at $0.05 per share. Although the Assignment was approved by the Company's Board of Directors, it provided that it would not become effective until (1) the Company became current with its filings to the Securities and Exchange Commission under the reporting requirements of the Securities Exchange Act of 1934, as amended, and (ii) the Company had completed the sale of certain 12 1/2% convertible preferred shares.

     Under the Assignment, among other things, (1) TTLP, assigned its rights to certain products to the Company, (ii) the Company was granted until December 31, 2009, exclusive worldwide use of the patent relating to certain products, and (ii) the Company was granted the right to manufacture, market, sell and distribute these products, all in exchange for a royalty payable to TTLP equal to 5% of all related sales, but in no event less than $100,000. On October 4, 1999 the Company and AMJ amended the Assignment so that (a) AMJ would receive a cashless warrant to acquire 2,000,000 shares of the Company's common stock exercisable at $0.05 per share; (b) the warrant would expire on November 10, 2001 but would not be exercisable until September 11, 2000; (c) the conditions to effectiveness of the Assignment were eliminated; and (d) the royalty from the Company to AMJ was eliminated.

     There can be no assurance that the Company will obtain financing necessary to manufacture and distribute these products or that the Assignment will have any ultimate realizable value to the Company or will result. in any revenue or income to the Company.

Agreement with Speed Release Lock Company
-----------------------------------------

     On October 5, 1999, the company entered into a Stock
Purchase and Exchange Agreement (the "Speed Release Agreement") with Speed Release Lock Company ("Speed Release") and Mr. Steve Bedowitz. Pursuant to the Speed Release Agreement, among other things, (i) Mr. Steve Bedowitz, president and majority shareholder of Speed Release, purchase an option exercisable upon 60 days prior written notice, at a price of $40,000 paid to the Company, to purchase 165,000 shares of the Company's Common Stock at a purchase price of $.0l per share; (ii) the Company agreed to acquire 10% of Speed Release's Common Stock in exchange for 9.9% of the Company's Common Stock; (iii) the Company obtained the right for a period of 180 days to demand that Speed Release, at Speed Release's cost, file a registration statement with the Securities and Exchange Commission, with respect to the Speed Release shares owned by the Company, provided however, that the Company, if such right is exercised, is limited to distributing such Speed Release shares only to shareholders of the Company (and may not sell such shares in the open market); and (iv) if the Company does not exercise its right to demand registration within 180 days from the date of the Speed Release Agreement, Speed Release may rescind the transaction and reacquire its shares in return for the Company's shares acquired by Speed Release. The Company has notified Speed Release that the Company has exercised its demand registration rights. Speed Release has filed a registration statement on May 1, 2000 with respect to such shares. Such registration statement has not yet become effective.

4.   INCOME TAXES

     Management established a 100 percent valuation allowance since it is more likely than not that the deferred tax assets will not be realized based on the weight of available evidence.

     In accordance with the Internal Revenue Code, the ability to carry forward net operating losses incurred prior to 1987 are limited due to a significant change in ownership during that year. If not utilized, these net operating losses will begin to expire in 2006. During fiscal 1996 and 1998 there were two separate significant changes in ownership, which limit the availability of the net operating losses. The extent of the limitation has not been determined.

     The net deferred tax asset in the accompanying balance sheets includes the following at:

     Year ended August 31,                1999    .
     ---------------------------------------------
          Deferred tax asset            $ 293,000
          Less valuation allowance       (293,000)
          Net deferred tax asset        $    --

-----------------------------------------------------------------
  The valuation allowance activity for the year ended August 31,

     Year ended August 31,                1999
     ---------------------------------------------
          Balance, beginning of year    $ 169,000
          Current year net operating
           loss                         $ 124,000

          Balance, end of year          $ 293,000
-----------------------------------------------------------------

5 .  PREFERRED STOCK
     The preferred stock has following features:

     a.   $ 100 par value
     b.   Preferred as to liquidation of assets
     C. Carries a dividend rate of 12.5% per annum, payable semi-annually
     d.   Voting rights of 1 vote per share
     e.   Convertible into 67 common shares upon 30 day notice
     f. Redeemable at any time at par plus 10% plus accrued dividends

6.   STOCK PURCHASE WARRANTS

     As part of the May 1, 1998 acquisition agreement, the Company issued a 1.5 million Stock Purchase Warrant to AMJ for $20,000. The value of these shares is consider de minimus. The warrants are initially exercisable at $0.04445 per share and expire May 6, 2000. The transaction resulted in a $20,000 credit to additional paid-in capital.

     On October 5, 1999, pursuant to a Stock Purchase and
Exchange Agreement by and among the Registrant, Speed Release
Lock Company ("Speed Release") and Steve Bedowitz ("Bedowitz"), the Registrant issued to Steve Bedowitz an option purchase 165,000 shares of the Registrant's common stock at a purchase price of $.0l per share exercisable upon 60 days prior written notice. The purchase price for the option was $40,000. Each issuance was made in reliance on
Section 4(2) of the Securities Act of 1933 as transactions of an issuer not involving a public offering.

7.   COMMITMENTS AND CONTINGENCIES

     The Company is generally self-insured for losses and liabilities related primarily to workers' compensation, health and welfare claims, physical damage to property, business interruption resulting from certain events, and comprehensive general, product and vehicle liability.

8.   SUPPLEMENTAL CASH FLOW INFORMATION

     During the year ending August 31, 1999 there was no cash paid for interest or income taxes, and $862 paid for Texas franchise taxes.

9.   GOING CONCERN AND SUBSEQUENT EVENTS

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

     Since May 1998, Management developed a broad operational and financial restructuring plan. That plan was presented to the Company's Board of Directors in January 1999. TTI Industries, Inc. had virtually no business operations during fiscal 1999 and 1998. The Company plans to operate as a holding company for certain subsidiaries. One subsidiary Terminator Technologies, Inc., was formed as a manufacturing and marketing subsidiary and TermTex Corporation was formed as a research and development subsidiary. In January 1999, the Company concluded the purchase of the two subsidiary companies, Terminator Technologies, Inc. and TermTex Corporation from AMJ, which consisted of the purchase of all of the 1,000 issued and outstanding shares of each company's common stock for a total purchase price of $5,000 ($2,500 each). The Company's primary focus in the retail market will be the production and sale of a series of pest control products for the home and garden, with an emphasis on products that (1) are safe for children, pets and wildlife, (2) are environmentally friendly, (3) are low cost and (4) utilize attractive animal-shaped designs.

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

10.  YEAR 2000 COMPLIANCE (UNAUDITED)

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

     While the Company's project to assess and correct Y2K related issues regarding the year 2000 has been completed, and the Company has not experienced any significant Y2K related events, interactions with other companies' systems make it difficult to conclude there will not be future effects. Consequently, at this time, management cannot provide assurances that the Year 2000 issue will not have any impact on the Company's future operations. Since January 11, 2000 through May 31, 2000, the Company has had no material impact from the Y2K issue.

Item 2.  Management's Discussion and Analysis or Plan of
          Operation

General
-------

     The Company conducted no operational revenue or income-producing activities during the quarter ended November 30, 1999. During the quarter ended November 30, 1999, the Company did obtain private financing in the amount of $40,000 as the result of the sale of an option to purchase 165,000 shares of common stock ($.01 par value) at an exercise price of $0.01 per share.

     The Company intends to focus operations on the acquisition, production and marketing of (a) innovative pest control products for home and garden with an emphasis on products that (i) are safe for children, pets and wildlife, (ii) are environmentally friendly, (iii) are low cost, (iv) utilize attractive designs, and (v) are user friendly, and (b) other products related to pest control and safety. There can be no assurance that the Company will be successful in this effort.

Liquidity and Capital Resources
-------------------------------

     At November 30, 1999, the Company's principal sources of liquidity consisted of $256 of cash compared to $138 of cash at November 30, 1998, and $166 of cash at August 31, 1999. Working capital at November 30, 1999 was ($93,311) compared to $89,152 at November 30, 1998, and ($54,711) at August 31, 1999.

     The Company obtained $40,000 from the private placement of securities during the quarter ended November 30, 1999 and used
$39,910 in operating activities for the quarter ended
November 30, 1999, as compared to $133,614 for the quarter ended
November 30, 1998.

     The Company made no capital acquisitions or improvement expenditures during the quarter ended November 30, 1999 (similarly for the quarter ended November 30, 1998), but anticipates a substantial increase in its capital needs consistent with the implementation of the Company's Business Plan when implemented. The Company believes that its current capital will not be sufficient to meet its anticipated cash needs for the next 12 months. However, any projections of future cash needs and the cash flow are subject to substantial uncertainty. While the Company intends to seek additional financing, there can be no assurance that the Company will obtain financing necessary to fully implement and undertake its Business Plan. Moreover, the obtaining of any financing by the Company, will, in all likelihood, involve the sale of additional equity, debt or convertible debt securities, which could result in additional dilution to the Company's shareholders. Additionally, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all, in order to implement its Business Plan.

Results of Operations
---------------------

     The Company conducted no revenue producing activity in the quarter ended November 30, 1999 and similarly conducted no revenue producing activity for the quarter ended November 30, 1998 and the year ended August 31, 1999.

     Other than continuing development of the Business Plan, the Company had virtually had no operations during the quarter ended
November 30, 1999 and similarly, had no operations during the quarter ended November 30, 1998.

     Without revenue for the quarter ended November 30, 1999, the Company incurred an operating loss of ($78,630) as compared to an operating loss of ($21,752) for the comparable period in 1998. The loss for the quarter ended November 30, 1999 was principally the result of imputed salaries to officers in the amount of $39,201 as compared to $0 for the quarter ended November 30, 1998 and cost of sales in the amount of $18,000 as compared to $0 for the comparable period in 1998.

     While the Company's Business Plan was adopted in January 1999, the Company does not have, and has not secured, the financing to implement the Business Plan in any meaningful manner. The Business Plan requires substantial additional financing, and there can be no assurance that the Company can obtain such financing or that, even if such financing is obtained, the Business Plan will be successful or will produce any revenue or income for the Company.

                              PART II

Item 2.  Changes in Securities

     On October 5, 1999, pursuant to a Stock Purchase and
Exchange Agreement by and among the Registrant, Speed Release
Lock Company ("Speed Release") and Steve Bedowitz ("Bedowitz"), the Registrant issued to Steve Bedowitz an option purchase 165,000 shares of the Registrant's common stock at a purchase price of $.0l per share exercisable upon 60 days prior written notice. The purchase price for the option was $40,000. Each issuance was made in reliance on
Section 4(2) of the Securities Act of 1933 as transactions of an issuer not involving a public offering.

Item 5.  Other Information.

Agreement with Speed Release Lock Company
-----------------------------------------

     On October 5, 1999, the Company entered into a Stock Purchase and Exchange Agreement (the "Speed Release Agreement") with Speed Release Lock Company ("Speed Release") and Mr. Steve Bedowitz. Pursuant to the Speed Release Agreement, among other things, (i) Mr. Steve Bedowitz, president and majority shareholder of Speed Release, purchased an option exercisable upon 60 days prior written notice, at a price of $40,000 paid to the Company, to purchase 165,000 shares of the Company's Common Stock at a purchase price of $.01 per share; (ii) the Company acquired 10% of Speed Release's Common Stock in exchange for 9.9% of the Company's Common Stock; (iii) the Company obtained the right for a period of 180 days to demand that Speed Release, at Speed Release's cost, file a registration statement with the Securities and Exchange Commission, with respect to the Speed Release shares owned by the Company, provided however, that the Company, if such right is exercised, is limited to distributing such Speed Release shares only to shareholders of the Company (and may not sell such shares in the open market); and (iv) if the Company does not exercise its right to demand registration within 180 days from the date of the Speed Release Agreement, Speed Release may rescind the transaction and reacquire its shares in return for the Company's shares acquired by Speed Release. The Company has notified Speed Release that the Company has exercised its demand registration rights and has requested Speed Release to file a registration statement with respect to such shares. Speed Release filed a registration statement with respect to such shares on May 1, 2000. There can be no assurance that the registration statement will become effective.

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

     At December 31, 1999, Speed Release had total assets of $698,898 and a shareholders' deficit of ($913,318). For the years ended December 31, 1999 and 1998, Speed Release had revenues of $175,027 and $217,634, respectively, and operating losses of ($827,849) and ($588,612), respectively. Speed Release's net losses in 1999 were ($981,349), compared to ($697,359) during 1998.

"Safe Harbor" Statement under the Private Securities Litigation
---------------------------------------------------------------
  Reform Act of 1995
  ------------------


     Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources and any anticipated changes in the Company's business following the consummation of the Agreement and Speed Release Agreement, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: potential quarterly fluctuation in sales and revenues, if any; risks associated with acquisitions and expansion, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)       Exhibits

     No.       Description
     ---       -----------

     3.1(1)    Articles of Incorporation of the Registrant.

     3.2(1)    Amendment to the Registrant's Articles of
               Incorporation changing the name of the Registrant from HAS Acquisition Company to HAS Oil & Gas,
               Inc.

     3.3(1)    Amendment to the Registrant's Articles of
               Incorporation changing the name of the Registrant from HAS Oil & Gas, Inc. to Kinlaw Energy Partners
               Corporation

     3.4(1)    Amendment to the Registrant's Articles of
               Incorporation changing the name of the Registrant from Kinlaw Energy Partners Corporation to
               Environmental Plus, Inc.

     3.5(1)    Amendment to the Registrant's Articles of
               Incorporation changing the name of the Registrant to TTI Industries, Incorporated and effecting a 1-for-10 reverse stock split of the Registrant's
               Common Stock.

     3.6(1)    Amendment to Registrant's Articles of
               Incorporation changing the name of the Registrant from Environmental Plus, Inc. to TTI Industries,
               Inc.

     3.7(1)    Bylaws of Registrant

     4.1(1)    Form of Common Stock Certificate of Registrant

     10.1(1)   Stock Purchase Agreement, dated as of January 15,
               1998, by and among the Registrant, certain of its shareholders and Terminator Technologies, Inc.

     10.2(2) Option agreement, dated as of January 19, 1999, by and between the Registrant and AMJ Resources
               Corporation

     10.3(2)   Amendment to Option Agreement, dated as of October
               4, 1999, by and between the Registrant and AMJ
               Resources Corporation

     10.4(2)   Stock Purchase and Exchange Agreement, dated as of
               October 5, 1999, and among the Registrant, Speed
               Release Lock Company and Steve Bedowitz.
               (schedules omitted)

     27.1(3)   Financial Data Schedule

_________________

(1) Incorporated by reference from the Registrant's Form 10-KSB for the period ended August 31, 1998.
(2) Incorporated by reference from the Registrant's Form 10-KSB for the period ended August 31, 1999.
(3)  Filed herewith.


     (b)  Reports on Form 8-K.

     No Reports on Form 8-K were filed by the Company during the quarter ended November 30, 1999.

                           SIGNATURES
                           ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TTI INDUSTRIES, INCORPORATED


December   , 2000             /s/  JESUS H. MUNIZ
-------------------           --------------------------------
Date                          Jesus H. "Chuy" Muniz, President


December 28, 2000             /s/  ALBERT J. MILLER
--------------------          --------------------------------
Date                          Albert J. Miller
                              Principal Accounting and Financial
                              Officer