Form 10QSB
period 2000-02-29
TTI INDUSTRIES INC /TX/
filed 2000-12-29
CIK 759401

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                              FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 130R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended February 29, 2000

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
               For the transition period from __________ to __________

                                    Commission file number:  000-13041

                     TTI INDUSTRIES, INCORPORATED
                     ----------------------------

   (Exact name of small business issuer as specified in its charter)

          Texas                                   75-1939021
--------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer
incorporation or organization)               Identification No.)


               3838 Oak Lawn Avenue, Dallas, Texas  75219
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

                                PART I.

Item 1.   Financial Statements

                     TTI INDUSTRIES, INCORPORATED
                           AND SUBSIDIARIES
                      Consolidated Balance Sheets


                                 February 28  February 29   August 31
                                     1999         2000        1999
                                 -----------  -----------  -----------
                                 (Unaudited)  (Unaudited)
ASSETS
CURRENT
  Cash                             $   10,057   $   11,028   $     166
  Advances receivable (trade)               -       57,924           -
  Advances receivable
   (affiliates)                       126,000            -
                                   ----------    ---------  ----------
                                                                     -

Total current assets                  136,057       68,952         166

INVESTMENT IN SUBSIDIARIES              5,000        5,000       5,000
                                   ----------   ----------   ---------
Total Assets                       $  141,057   $   73,952   $   5,166
                                   ==========   ==========   =========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES
Accounts payable and accrued
  expenses                            $22,031   $  145,467   $  47,477
Notes payable and due to
  related parties                      10,000       67,986       7,400
                                   ----------   ----------    --------

Total current liabilities              32,031      213,453      54,877

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock ($1.00 par,
  100,000,000
  authorized, 1775, 2700 and 2950
  issued and outstanding at
  February 29, 2000 and August 31,
  1999, respectively)                   1,775        2,700       2,950
Common stock (100,000,000 shares
  authorized,  $.01 par,
  4,072,151, 4,159,414 and
  4,068,914 shares issued and
  outstanding at February 28,
  1999,  February 29, 2000 and
  August 31, 1999, respectively)       42,003       43,133      42,128
Additional Paid-in Capital
                                    1,171,723    1,418,793   1,342,928
Accumulated deficit                (1,106,475)  (1,602,687) (1,437,717)
                                  -----------  -----------  -----------

Total Stockholders' Equity           (109,026)    (138,781)    (49,111)
                                  -----------  -----------  ----------
                                  $   141,057  $    73,952   $   5,166
                                  ===========  ===========  ==========

            See accompanying summary of accounting policies and notes to consolidated financial statements

                     TTI INDUSTRIES, INCORPORATED
                           AND SUBSIDIARIES
                 Consolidated Statements of Operations
                              (Unaudited)

                                February 29  February 28
                                   2000         1999
                                ------------ -----------

NET REVENUES                     $    56,637

COST OF SALES                    $    70,753
                                 -----------

                                 $   (14,116)
GENERAL ADMINISTRATIVE
 Salaries (Allocated)            $    78,402
 Interest and bank charges                10
 Equipment rental                      2,400
 Computer lease                       11,728
 Insurance                               702
 Postage and delivery                    406
 Office expense                          981
 Printing and reproduction             4,721
 Professional fees                    44,141   $   29,884
 Promotion                               141
 Rent                                  3,762
 Travel and entertainment              3,152
 Trade Show expenses                     928
 Other Administrative Expenses           100        2,357
                                  ----------   ----------

Total General and
  Administrative                     151,574       32,241
                                  ----------   ----------

NET INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEM       (165,690)     (32,241)

INCOME TAXES                              --           --
                                 -----------  -----------

NET INCOME (LOSS)                $  (165,690)  $  (32,241)
                                 ===========  ===========

PER SHARE DATA:
Net income (loss) per share -
  basic                          $      (.04)  $     (.01)
                                 ===========   ==========
Net earnings (loss) per share
  - diluted                      $      (.03)  $     (.01)
                                 ===========   ==========
Weighted average shares
  outstanding - basic              4,088,851    4,033,189
                                 ===========   ==========
Weighted average shares
  outstanding - diluted            5,588,851    5,533,189
                                 ===========   ==========


            See accompanying summary of accounting policies and notes to consolidated financial statements

                     TTI INDUSTRIES, INCORPORATED
                           AND SUBSIDIARIES
                 Consolidated Statements of Operations
                              (Unaudited)

                                   February 29    February 28
                                      2000           1999
                                   ------------  ------------

NET REVENUES                       $     56,637

COST OF SALES                      $     52,753

                                    $     3,884
GENERAL ADMINISTRATIVE
 Salaries (Allocated)               $    39,201
 Interest and bank charges
 Equipment rental                         1,200
 Computer lease                           7,378
 Insurance
 Postage and delivery                       406
 Office expense
 Printing and reproduction                3,209
 Professional fees                       36,480    $    9,884
 Promotion                                  141
 Rent                                     1,881
 Travel and entertainment
 Trade Show expenses                        928
Other Administrative Expenses               100           618
                                    -----------    ----------
Total General and Administrative         90,923        10,502

NET INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEM           (87,040)      (10,502)

INCOME TAXES                                 --            --

NET INCOME (LOSS)                   $   (87,040)   $  (10,502)
                                    ===========    ==========


PER SHARE DATA:
Net earnings (loss) per share
  - basic                           $      (.02)     $     (.00)
                                    ===========      ==========
Net earnings (loss) per share
  - diluted                         $      (.02)     $     (.00)
                                    ===========      ==========
Weighted average common
  shares outstanding - basic          4,088,851       4,033,189
                                    ===========      ==========
Weighted average common
  shares outstanding - diluted        5,588,851       5,533,189
                                    ===========      ==========




            See accompanying summary of accounting policies and notes to consolidated financial statements

                     TTI INDUSTRIES, INCORPORATED
                           AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                              (Unaudited)

                                   For the Three Months Ended       For the Six Months Ended
                                   --------------------------    -------------------------------
                                   February 29    February 28     February 28      February 28
                                       2000          1999             2000            1999
                                   -----------    -----------    --------------   -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Income (loss) from operations      $   (87,040)   $  (10,502)       $ (165,690)     $   (32,241)
Adjustments to reconcile income
  (loss) from operations to
  cash provided by (used in)
  operating activities:
  Depreciation and amortization
  Imputed officers' salaries
  Change in assets and
   liabilities:
  Increase in accounts                 (57,924)                        (57,924)
   receivable - trade
  Increase in advances payable          54,200      (15,000)            60,587         (126,000)
  Increase in accounts payable
   and accrued expenses            $    65,636       10,046             97,989            9,195
                                   -----------    ---------         ----------       ----------

Net cash flow used in operating
  activities                           (25,128)     (15,456)           (65,038)        (149,046)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Sale of Preferred Stock net of
  offering costs                                     30,000                             162,640
Sale of Common Stock net of
  offering costs                        35,180          375             35,180            1,475
Purchase of subsidiaries                             (5,000)                             (5,000)
Sale of Common Stock option                720                          40,720
                                    ----------    ---------        -----------     ------------

Net cash flows provided by
  investing activities                  35,900       25,375             75,900          159,115

CASH FLOW FROM FINANCING
  ACTIVITIES:
  Retirement of debt

Net cash flows provided by
  financing activities

Increase (decrease) in Cash              10,772        9,919            10,862           10,069
Cash, beginning of period                   256          138               166              (12)
                                    -----------    ---------        ----------       ----------

Cash, end of period                 $    11,028    $  10,057        $   11,028       $   10,057
                                    ===========    =========        ==========       ==========

            See accompanying summary of accounting policies and notes to consolidated financial statements

                     TTI INDUSTRIES, INCORPORATED
                           AND SUBSIDIARIES

   Consolidated Statements of Stockholders' Equity (Capital Deficit)
                              (Unaudited)
              For the Six Months Ended  February 29, 2000


                               Preferred Stock      Common Stock                                    Total Equity
                               $1.00 Par Value     $.01 Par Value      Additional                   Stockholders'
                              ----------------   -------------------     Paid-In     Accumulated       Equity
                               Shares    Amount   Shares     Amount       Capital       Deficit      (Deficiency)
                              --------   -------  --------  ---------   -----------  ------------  ----------------
Balance - August 31, 1999
  (Adjusted)                     2,950   $ 2,950  4,068,914   $ 42,128   $1,342,928   $(1,437,717)      $    (49,711)

Sale of Common Stock Option                                              $   40,720                     $     40,720

Sale of Common Stock                                 75,500   $    755   $   34,425                     $     35,180

Conversion to Common Stock        (250)  $  (250)    25,000   $    250

Net Loss for Period                                                                   $  (165,690)      $   (165,690)
                              --------   -------  ---------  ---------  -----------   -----------       ------------

Balance - February 29, 2000      2,700   $ 2,700  4,169,414  $  43,133   $ 1,418,793  $(1,603,407)     $   (138,781)
                              ========   =======  =========  =========   ===========  ============     =============

            See accompanying summary of accounting policies and notes to consolidated financial statements

                     TTI INDUSTRIES, INCORPORATED
                           AND SUBSIDIARIES


              Notes to Consolidated Financial Statements
                           February 29, 2000

1.   SUMMARY OF ACCOUNTING POLICIES

  Unaudited Interim Financial Information

The financial statements as of February 29, 2000 and 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and are unaudited. These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at August 31, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending August 31, 2000. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's annual Report on Form 10-KSB for the year ended August 31, 1999. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Other investments, for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method of accounting. Dividends and other distributions of earnings from other investees, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of February 29, 2000, such investments were recorded at the lower of cost or estimated net realizable value.

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

  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose the estimated fair values for its financial instruments for which it is practicable to estimate their values. The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

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

2.   NOTES PAYABLE AND DUE TO RELATED PARTIES

Notes payable and due to related parties consist of $67,986 and $7,400 due AMJ at February 29, 2000 and August 31, 1999, respectively.

The Company initiated a non-cancelable lease on a computer system effective March 1, 2000. The original lease term was 36 months.
This lease meets the criteria of a capital lease and has been capitalized with an implicit interest rate of 31.4%. The related assets are included in property and equipment at March 1, 2000 in the amount of $34,884.

Minimum future lease obligations on capitalized leases in effect at March 1, 2000 are:

            2000                           $11,662
            2001                           $17,268
            2002                           $17,268
            2003                           $ 7,195
            Total minimum lease payments   $53,394
            Amount representing interest    18,510

            Present value of net minimum
            lease payments                 $34,884
            Current portion                  5,901

            Long-term obligation at
            March 1, 2000                   28,983

3.   TRANSACTIONS WITH RELATED PARTIES AND SUBSEQUENT EVENTS

During 1999 and 1998, the officers of the Company determined that they would not take a salary until cash flow from operations permitted them to pay each of three officers $50,000. Therefore, no salaries were paid in fiscal 1999 and 1998. The SEC staff has determined that the historical statement of operations should reflect all costs of doing business. Accordingly, officers' salaries for 1999 and 1998 were imputed. This expense is reflected in the 1999 and 1998 statements of loss as an increase to paid-in capital. In addition, certain other operating expenses absorbed by related parties were charged to expense and credited to accrued expenses to be reimbursed.

Effective October 4, 1999 the Company entered into an agreement with Terminator Technologies, Inc. (Texas) whereby the Terminator Turtle Product would be sold thru Terminator Technologies, Inc. and the revenues received would be applied to costs and expenses incurred on the products.

  Options Agreement with AMJ

In connection with the Company's Business Plan adopted in January 1999 (the "Business Plan"), on January 19, 1999 the Company entered into an agreement (the "Option Agreement") with AMJ which Agreement was amended on October 4, 1999. Pursuant to the Agreement as originally executed, among other things, (i) the Company acquired AMJ's rights to use, manufacture and sell three separate products when they are market ready, on such terms as would be mutually agreeable at a future date by and between the Company and AMJ; (ii) the Company's rights under the Option Agreement were for a period of twenty-four (24) months, and (iii) AMJ had the right to assign the rights to the Products to a limited partnership for the purpose of funding research and development, provided the Company retains its rights to use, manufacture and sell the Products. On October 4, 1999 the Company and AMJ amended the Option Agreement to eliminate the condition of subsequent pricing and to lengthen the terms of the agreement to the life of existing and pending patents and to provide for the Company's reimbursement of AMJ's actual costs for the development of the products. On January 7, 2000, AMJ agreed to eliminate and cancel the reimbursement provision of the Option Agreement.

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

  Agreement with Speed Release Lock Company

On October 5, 1999, the company entered into a Stock Purchase and Exchange Agreement (the "Speed Release Agreement") with Speed Release Lock Company ("Speed Release") and Mr. Steve Bedowitz. Pursuant to the Speed Release Agreement, among other things, (i) Mr. Steve Bedowitz, president and majority shareholder of Speed Release, purchase an option exercisable upon 60 days prior written notice, at a price of $40,000 paid to the Company, to purchase 165,000 shares of the Company's Common Stock at a purchase price of $.01 per share;
(ii) the Company acquired 10% of Speed Release's Common Stock in exchange for 9.9% of the Company's Common Stock; (iii) the Company obtained the right for a period of 180 days to demand that Speed Release, at Speed Release's cost, file a registration statement with the Securities and Exchange Commission, with respect to the Speed Release shares owned by the Company, provided however, that the Company, if such right is exercised, is limited to distributing such Speed Release shares only to shareholders of the Company (and may not sell such shares in the open market); and (iv) if the Company does not exercise its right to demand registration within 180 days from the date of the Speed Release Agreement, Speed Release may rescind the transaction and reacquire its shares in return for the Company's shares acquired by Speed Release. The Company has notified Speed Release that the Company has exercised its demand registration rights. Speed Release has filed a registration statement (May 2000) with respect to such shares. Such registration statement has not yet become effective.

  Legal Proceedings

On October 18, 2000, the Company was served with Plaintiff's Original Petition in the case of Santo Andrei, Ltd. v. TTI Industries, Inc., AMJ Resources Corporation, A.J. Miller and Jesus H. "Chuy" Muniz; Cause No. C-1784-00F, In the 332nd Judicial District Court, Hidalgo County, Texas. Essentially, the Petition alleges that the Plaintiff invested $75,000 for the purchase of 150,000 shares of the Company's common stock and in connection therewith, the Defendants misrepresented to Plaintiff among other things, that the Company's common stock would trade at a value of $8.00 per share. The Petition alleges breach of contract, fraud and negligent misrepresentation and asks for damages in the amount of $1,200,000 (calculated at 150,000 shares of the Company's common stock times $8.00 per share that Plaintiff alleges he was promised for his shares) plus exemplary damages. The Company denies the material allegations of Plaintiff's Original Petition and intends to vigorously defend against the litigation. The case is in its preliminary stages and no discovery has been conducted.

4.   INCOME TAXES

Management established a 100 percent valuation allowance since it is more likely than not that the deferred tax assets will not be realized based on the weight of available evidence.

In accordance with the Internal Revenue Code, the availability to carry forward net operating losses incurred prior to 1987 are limited due to a significant change in ownership during that year. If not utilized, these net-operating losses will begin to expire in 2006. During fiscal 1996 and 1998 there were two separate significant changes in ownership, which limit the availability of the net operating losses. The extent of the limitation has not been determined.

The net deferred tax asset in the accompanying balance sheets includes the following at:
                               August 31   February 29
     Year ended August 31,       1999          2000
     --------------------------------------------------
     Deferred tax asset         $ 293,000    $ 458,690
     Less valuation
       allowance                 (293,000)    (458,690)

     Net deferred tax asset     $     -           -

     --------------------------------------------------
     The valuation allowance
       activity for:
                               August 31   February 29
     Year ended August 31,       1999          2000
     --------------------------------------------------
     Balance, beginning of
       year                     $ 169,000    $ 293,000
     current year net
       operating loss             124,000      165,690

     Balance, end of period     $ 293,000    $ 458,690
     --------------------------------------------------

5.   PREFERRED STOCK

The preferred stock has following features:

     a.   $100 par value
     b.   Preferred as to liquidation of assets
     c. Carries a dividend rate of 12.5% per annum, payable semi-annually
     d.   Voting rights of 1 vote per share
     e.   Convertible into 67 common shares upon 30-day notice
     f. Redeemable at any time at par plus 10% plus accrued dividends

6.   STOCK PURCHASE WARRANTS

As part of the May 1, 1998 acquisition Agreement, the Company issued a 1.5 million Stock Purchase Warrant to AMJ for $20,000. The value of these shares is considered de minimus. The warrants are initially exercisable at $0.04445 per share and expire May 6, 2000. The transaction resulted in a $20,000 credit to additional paid-in capital.

On October 5, 1999, pursuant to a Stock Purchase and Exchange Agreement by and among the Registrant, Speed Release Lock Company ("Speed Release") and Steve Bedowitz ("Bedowitz"), the Company issued to Steve Bedowitz an option to purchase 165,000 shares of the Registrant's common stock at a purchase price of $.01 per share exercisable upon 60 days prior written notice. The purchase price for the option was $40,000.

On December 19, 1999, the Company issued to Frank Harrison III an option to purchase 18,000 shares of the Company's common stock at a purchase price of $0.01 per share exercisable at any time prior to December 19, 2001. The purchase price for the option was $720.

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

Since May 1998, Management developed a broad operational and financial restructuring plan. That plan was presented to the Company's Board of Directors in January 1999. TTI Industries, Inc. had virtually no business operations during fiscal 1999 and 1998.
The Company plans to operate as a holding company for certain subsidiaries. One subsidiary, Terminator Technologies, Inc., was formed as a manufacturing and marketing subsidiary and TermTex Corporation was formed as a research and development subsidiary. In January 1999, the Company concluded the purchase of the two subsidiary companies, Terminator Technologies, Inc. and TermTex Corporation, from AMJ, which consisted of the purchase of all of the 1,000 issued and outstanding shares of each Company's common stock for a total purchase price of $5,000 ($2,500 each). The Company's primary focus in the retail market will be the production and sale of a series of pest control products for the home and garden, with an emphasis on products that (1) are safe for children, pets and wildlife, (2) are environmentally friendly, (3) are low cost and (4) utilize attractive animal-shaped designs.

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

10.  YEAR 2000 COMPLIANCE (UNAUDITED)

Like other companies, the Company could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" or "Y2K" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. While the Company's project to assess and correct Y2K related issues regarding the year 2000 has been completed, and the Company has not experienced any significant Y2K related events, interactions with other companies' systems make it difficult to conclude there will not be future effects. Consequently, at this time, management cannot provide assurances that the Year 2000 issue will not have any impact on the Company's future operations. Since January 1, 2000 through May 31, 2000, the Company has had no material impact from the Y2K issue.

Item 2.  Management's Discussion and Analysis or Plan of
         Operation

Liquidity and Capital Resources

     At February 29, 2000, the Company's principal sources of liquidity consisted of $11,028 of cash compared to $10,057 of cash at February 28, 2000. Working capital at February 29, 2000 was
($144,501) compared to $104,026 at February 28, 1999.

     The Company obtained $35,900 from the private placement of securities during the quarter ended February 29, 2000 and used $90,923 in operating activities for the quarter ended February 29, 2000 and $151,574 for the six months ended February 29, 2000, as compared to $10,502 and $32,241, respectively, for similar periods of 1999. During the quarter and six months ended February 29, 2000, $54,200 and $60,587, respectively, was advanced to AMJ

Resources, Inc., an affiliate of the Company, to assist in the implementation of the Business Plan by the Company. See "Results of Operations" below.

     The Company made no capital acquisitions or improvement expenditures during the quarter and six months ended February 29, 2000 (similarly for the quarter and six months ended February 28, 1999), but anticipates a substantial increase in its capital needs consistent with the implementation of the Company's Business Plan when implemented. The Company initiated a non-cancelable capital lease on a computer system effective March 1, 2000. The original lease term was 36 months. The Company believes that its current capital will not be sufficient to meet its anticipated cash needs for the next 12 months. However, any projections of future cash needs and the cash flow are subject to substantial uncertainty. While the Company intends to seek additional financing, there can be no assurance that the Company will obtain financing necessary to fully implement and undertake its Business Plan. Moreover, the obtaining of any financing by the Company, will, in all likelihood, involve the sale of additional equity, debt or convertible debt securities, which could result in additional dilution to the Company's shareholders. Additionally, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all, in order to implement its Business Plan.

Results of Operations

     Net revenues for the quarter and six months ended February 29, 2000 were $56,637 and $56,637 as compared to $0 and $0 for the quarter and six months ended February 28, 1999, respectively. The revenue for the quarter and six months ended February 29, 2000 was derived solely from the Terminator Turtles. The Company incurred an operating loss for the quarter and six months ended February 29, 2000 of ($87,040) and ($165,690), respectively, compared to ($10,502) and ($32,241), respectively, for similar periods of 1999. The operating loss for the quarter and six months ended February 29, 2000 was primarily due to professional fees of $36,480 and $44,141 as compared to $9,884 and $29,884 for similar periods of 1999 and to allocated salaries of $39,301 and $78,402 for the quarter and six months ended February 29, 2000, respectively, as compared to $0 and $0 for similar periods of 1999.

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

                                PART II

Item 1.  Legal Proceedings

On October 18, 2000, the Company was served with Plaintiff's Original Petition in the case of Santo Andrei, Ltd. v. TTI Industries, Inc., AMJ Resources Corporation, A.J. Miller and Jesus H. "Chuy" Muniz; Cause No. C-1784-00F, In the 332nd Judicial District Court, Hidalgo County, Texas. Essentially, the Petition alleges that the Plaintiff invested $75,000 for the purchase of 150,000 shares of the Company's common stock and in connection therewith, the Defendants misrepresented to Plaintiff among other things, that the Company's common stock would trade at a value of $8.00 per share. The Petition alleges breach of contract, fraud and negligent misrepresentation and asks for damages in the amount of $1,200,000 (calculated at 150,000 shares of the Company's common stock times $8.00 per share that Plaintiff alleges he was promised for his shares) plus exemplary damages. The Company denies the material allegations of Plaintiff's Original Petition and intends to vigorously defend against the litigation. The case is in its preliminary stages and no discovery has been conducted.

Item 2.  Changes in Securities

     On December 19, 1999, the Company issued to Frank Harrison III an option to purchase 18,000 shares of the Company's Common Stock at a exercise price of $0.01 per share exercisable at any time prior to December 19, 2001. The purchase price for the option was $720.

                                  -15

Mr. Harrison exercised the option in full on December 19, 1999 and was issued 18,000 shares of Common Stock. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction of an issuer not involving a public offering.

     On January 12, 2000, the Company issued to Joe Nicholson 50,000 shares of its Common Stock at a purchase price of $0.50 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction of an issuer not involving a public offering.

     On February 2, 2000, Joe Nicholson converted 250 shares of the Company's preferred stock into 25,000 shares of Common Stock. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction of an issuer not involving a public offering.

     On February 10, 2000, the Company issued to Al Trevino 53,340 shares of its Common Stock at a purchase price of $0.75 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction of an issuer not involving a public offering.

     On February 19, 2000, the Company issued to Al Reutlinger 18,667 shares of its Common Stock at a purchase price of $0.75 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction of an issuer not involving a public offering.

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

     27.1(3)  Financial Data Schedule

_________________

1    Incorporated by reference from the Registrant's Form 10-KSB for the period ended August 31, 1998.
2 Incorporated by reference from the Registrant's Form 10-KSB for the period ended August 31, 1999.
3    Filed herewith.

     (b)  Reports on Form 8-K.

     No Reports on Form 8-K were filed by the Company during the quarter ended February 29, 2000.

                              SIGNATURES
                              ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TTI INDUSTRIES, INCORPORATED

December 28, 2000             /s/  JESUS H. MUNIZ
-------------------           ---------------------------------
Date                          Jesus H. "Chuy" Muniz, President

December 28, 2000             /s/  ALBERT J. MILLER
-------------------           ----------------------------------
Date                          Albert J. Miller
                              Principal Accounting and Financial
                              Officer